Form 10-Q
period 1995-03-31
IMATRON INC
filed 1995-05-15
CIK 720477

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995.


                         Commission file number 0-12405


                                  IMATRON INC.


                                   New Jersey
                              I.D. No. 94-2880078
              389 Oyster Point Blvd, South San Francisco, CA 94080
                                 (415) 583-9964





Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       ----    ------
At April 17, 1995 54,996,057 shares of the Registrant's common stock (no par value) were issued and outstanding.

                                                      Total Number of Pages: 11


================================================================================

================================================================================




                                  IMATRON INC.

                               TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                           PAGE
- -------------------------------------------------------------------------------

Item 1.       Condensed Consolidated Financial Statements

                  Condensed  Consolidated  Balance  Sheets  -                3
                  March  31,  1995 (unaudited) and December 31, 1994.


                  Condensed Consolidated Statements of                       4
                  Operations - Three Months Ended
                  March 31, 1995 and 1994 (unaudited).


                  Condensed Consolidated Statements of                       5
                  Cash Flows - Three Months Ended
                  March 31, 1995 and 1994 (unaudited).


                  Notes to Condensed Consolidated Financial                  6
                  Statements (unaudited).


Item 2.       Management's Discussion and Analysis of Financial              8
                  Condition and Results of Operations.




PART II.          OTHER INFORMATION                                          9


SIGNATURES                                                                  11







================================================================================

================================================================================



                                  IMATRON INC.
                     Condensed Consolidated Balance Sheets
                             (Amounts in thousands)

                                                        March 31,   December 31,
                                                          1995          1994
                                                          ----          ----
                                                       (Unaudited)
ASSETS:

Current Assets
   Cash and cash equivalents                             $  1,294      $  1,694
   Accounts receivable, net                                 2,090         6,066
   Accounts receivable from affiliate                       2,024           780
   Notes receivable                                           603           660
   Inventories                                             10,016         8,236
   Prepaid expenses                                           648           616
                                                         --------      --------
     Total current assets                                  16,675        18,052

Property and equipment                                      8,555         8,246
Less: accumulated depreciation                             (6,447)       (6,353)
                                                         --------      --------
                                                            2,108         1,893
Other assets, net                                           1,071         1,228
                                                         --------      --------
       Total assets                                      $ 19,854      $ 21,173
                                                         ========      ========



LIABILITIES & SHAREHOLDERS' EQUITY:

Current liabilities
   Accounts payable                                      $  3,681      $  4,242
   Notes payable                                              992          --
   Other accrued liabilities                                5,903         5,069
                                                         --------      --------
     Total current liabilities                             10,576         9,311

Long-term debt                                               --           4,992
                                                         --------      --------
       Total liabilities                                   10,576        14,303

SHAREHOLDERS' EQUITY Convertible preferred stock:
   Authorized:    10,000 shares
   Issued and outstanding: 1,308
   at March 31, 1995 and December 31, 1994                  2,602         2,602
Common stock, no par value:
   Authorized:    100,000 shares
   Issued and outstanding:  53,806
   at March 31, 1995 and 53,631 at
   December 31, 1994                                       57,968        57,876
   Additional paid-in capital                               1,500         1,500
   Accumulated deficit                                    (52,792)      (55,108)
                                                         --------      --------
       Total shareholders' equity                           9,278         6,870
                                                         --------      --------
   Total liabilities and shareholders' equity            $ 19,854      $ 21,173
                                                         ========      ========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

================================================================================

================================================================================


                                  IMATRON INC.
                Condensed Consolidated Statements of Operations
                 (Amounts in thousands, except per share data)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1995           1994
                                                         ----           ----
                                                      (Unaudited)
Revenues:
   Net product sales                                    $  2,953       $  3,210
   Service                                                   896          1,520
   Development contracts                                   1,753          1,123
   Clinic                                                     48             83
                                                        --------       --------
       Total revenues                                      5,650          5,936
                                                        --------       --------

Cost of revenues:
   Product                                                 2,695          2,609
   Service                                                   989          1,228
   Development contracts                                   1,094          1,232
   Clinic                                                    196            127
                                                        --------       --------
       Total cost of revenues                              4,974          5,196
                                                        --------       --------

Gross profit                                                 676            740

Operating expenses:
   Research and development                                  983            436
   Marketing and sales                                       749            565
   General and administrative                                578            547
                                                        --------       --------
       Total operating expenses                            2,310          1,548
                                                        --------       --------

Total operating loss                                      (1,634)          (808)

Other income                                               4,000          1,520
Other expense                                                (21)          --
Interest expense                                             (29)          (117)
                                                        --------       --------

Net income (loss)                                       $  2,316       $    595
                                                        ========       ========

Net income (loss) per share                             $   0.04       $   0.01
                                                        ========       ========

Number of shares used in per share calculation            62,547         61,119
                                                        ========       ========







  The accompanying notes are an integral part of these condensed consolidated financial statements.

================================================================================

================================================================================


                                  IMATRON INC.
                Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1995           1994
                                                         ----           ----
                                                      (Unaudited)
Cash flows from operating activities:
   Net income                                            $ 2,316        $   595
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
   Depreciation and amortization                             416            507
   Other income                                           (4,000)          --
   Changes in:
     Accounts and notes receivable                         2,789         (1,168)
     Inventories                                          (1,780)          (134)
     Prepaid expenses and deposits                           (32)          (214)
     Other assets                                            (25)            15
     Accounts payable                                       (561)          (834)
     Other accrued liabilities                               834          2,404
                                                         -------        -------
Net cash provided by (used in)
   operating activities                                      (43)         1,171

Cash flows from investing activities:
   Capital expenditures                                     (449)           (38)
                                                         -------        -------

Net cash used in investing activities                       (449)           (38)

Cash flows from financing activities:
   Issuance of common stock                                   92            386
                                                         -------        -------
Net cash provided by
   financing activities                                       92            386
                                                         -------        -------
Net increase (decrease) in cash and
   cash equivalents                                         (400)         1,519

Cash and cash equivalents, at beginning
   of the period                                           1,694          2,213
                                                         -------        -------
Cash and cash equivalents, at end of the
   period                                                $ 1,294        $ 3,732
                                                         =======        =======






  The accompanying notes are an integral part of these condensed consolidated financial statements.

================================================================================

================================================================================




                                  IMATRON INC.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
- --------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1994.

2.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Imatron Inc. and its wholly-owned subsidiary HeartScan Imaging, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

3.       INVENTORIES

         Inventories consist of (in thousands of dollars):

                                                 March 31,  December 31,
                                                    1995        1994
                                                    ----        ----

           Purchased parts and sub-assemblies     $ 4,778     $ 3,899
           Service parts                              961         808
           Work-in-process                          2,655       3,529
           Finished goods                           1,622        --
                                                  -------     -------
                                                  $10,016     $ 8,236
                                                  =======     =======

4.       CREDIT AND BORROWING ARRANGEMENTS

         Interest paid for the three months ended March 31, 1995 and 1994 was approximately $29,000 and $112,000, respectively. During the first quarter of 1995 no interest was charged on the $4,000,000 Siemens note.

         In March 1995 the Company and Siemens entered into a Memorandum of Understanding. In conjunction with this Agreement, Imatron sold five Imatron EBT patents to Siemens and cancelled the existing Siemens' minimum purchase obligations under a previous distribution agreement in satisfaction of Imatron's $4,000,000 note payable to Siemens. The $4,000,000 has been included in other income for the three months ended March 31, 1995.

         In March 1995, FI.M.A.I. Holding S.A. extended to March 1996 its guaranty to the bank under the line of credit. In consideration for such extension, the Company issued to FI.M.A.I. a five year warrant to purchase 200,000 shares of the Company's common stock at $1.50 per share. In addition, the Company agreed to issue to FI.M.A.I. shares of the Company's common stock at $1.00 per share, subject to adjustments, for each dollar of the Company's indebtedness to the bank paid by FI.M.A.I. The Company believes that the value of the warrants issued was not material and no value has been attributed to them in the accompanying financial statements.

================================================================================

================================================================================

5.       INCOME (LOSS) PER SHARE

         Net income per common and common equivalent share is computed using the weighted average number of common shares outstanding after considering the dilutive effect of stock options, convertible preferred stock and warrants.

         Net loss per common share is computed using the weighted average number of common shares outstanding. Stock options, convertible preferred stock and warrants have not been included in the computation as their effect would have been antidilutive.

6.       MAJOR CUSTOMER - SIEMENS

         The following table represents the percent of revenues attributable to the development and distribution agreements between the Company and Siemens Corporation:

                                                 Three months ended
                                                       March 31,
                                                 -------------------
                                                  1995        1994
                                                  ----        ----

           Net product sales                         3%         43%
           Service                                  44%         11%
           Development contracts                   100%        100%

           Percentage to total revenues             40%         45%

         In March 1995 the Company and Siemens entered into a Memorandum of Understanding. Under the terms of the Memorandum, Siemens will contribute up to $15,000,000 to the Company under a joint development agreement over the next three years in order to improve, enhance and reduce manufacturing costs of the C-150/Evolution Ultrafast CT scanner and will discontinue funding the previous Development Agreement. In connection with this revision, Siemens retains distribution rights, thru March 31, 1998, in certain geographical regions for sales of the C-150/Evolution scanner. Under the revised agreement, Siemens is no longer subject to the minimum purchase provision of the previous distribution agreement.

7.       ACQUISITION AND DISTRIBUTION AGREEMENT TERMINATION

         In January 1994, the Company formed a joint venture, Imatron Japan K.K. (Joint Venture), with two unrelated parties. Imatron holds a 24% interest in the Joint Venture. The Joint Venture assumed all of the service and maintenance obligations of Mitsui & Co., Ltd., under an agreement with the Company. In connection with terminating the distribution agreement, the Company received $1,500,000 which is included in other income for the three months ended March 31, 1994.

         As of March 31, 1995 Imatron's interest in the Joint Venture is carried in the accompanying financial statements at no value. The Company has no financial commitments to the Joint Venture and is prepared to abandon its interest. The Company intends to carry this investment at no value until such time as the Joint Venture can demonstrate that it will be able to sustain profitable operations. Once profitable operations are sustained, the Company will account for the Joint Venture investment on the equity method. Summarized financial information for the Joint Venture is not included in the notes to the consolidated financial statements for the period ended or as of March 31, 1995, as such information is not considered material to the operations of Imatron Inc.

         During the three month period ending March 31, 1995, revenues from product sales to the Joint Venture accounted for approximately 97% of total product sales revenue.

================================================================================

================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

                 Three months ended March 31, 1995 versus 1994

Overall revenues for the first quarter ended March 31, 1995 of $5,650,000 decreased $286,000 or 5% from 1994 revenues of $5,936,000. Net product revenues decreased 8% to $2,953,000 from $3,210,000 in 1994 primarily because of decreased product upgrade revenues. Two scanners were shipped during each of the quarters. Service revenues decreased 41% to $896,000 due to a decrease in the number of installed scanners under service contract and a lower volume of spares shipments. Development contract revenue increased 56% to $1,753,000 as the result of an increase in both the amount of Siemens contract funding and milestone billings under a now terminated development agreement. Clinic revenues decreased to $48,000 in 1995 due to the installation and testing of the new scanner hardware and software.

The cost of revenues as a percent of revenues remained constant at 88%. Product cost of revenues increased to 91% in 1995 from 81% in 1994 due primarily to an increase in the manufacturing headcount. Service cost of revenues increased to 110% from 81% as a result of relatively flat costs combined with the decrease in service contract revenue. Development contract cost of revenues decreased 11% to $1,094,000 in 1995 from $1,232,000 in 1994 due primarily to having no expenses in 1995 for government contracts. Clinic cost of revenues related to the startup expenses of the HeartScan Imaging subsidiary increased to $196,000 for the quarter as a result of an increase in headcount .

Operating expenses increased $762,000 to $2,310,000 for the quarter. R&D expenses increased to $983,000 in 1995 from $436,000 in 1994 due primarily to an increase in headcount from transferring personnel into operating R&D from cost of revenues R&D and hiring new personnel. Selling expenses increased to $749,000 from $565,000 due primarily to an increase in outside commissions.

Other income increased to $4,000,000 in 1995 from $1,520,000 in 1994. The $4,000,000 was in consideration for the sale of 5 Imatron EBT patents to Siemens and the cancellation of Siemens' existing minimum purchase obligations under the previous distribution agreement. In 1994, other income included the $1,500,00 payment received as a result of the termination of Imatron's Exclusive Distributorship Agreement with Mitsui and Co., Ltd. of Japan.

Liquidity and Capital Resources:

Working capital decreased 30% to $6,099,000 during the three month period ended March 31, 1995. The decrease in receivables of $2,789,000 was partially offset by an increase in inventory of $1,780,000. The increase in inventory resulted partially from the completion of scanners which were placed into finished goods for sale in the second quarter. Current notes payable increased $992,000 as the result of a reclassification from long term notes payable. Long term debt decreased $4,000,000 as a result of Imatron's sale of 5 Imatron EBT patents to Siemens and the cancellation of Siemens' existing minimum purchase obligations under the previous distribution agreement.

The Company's management believes that the Company has sufficient cash resources to sustain normal operations through December 31, 1995. To satisfy the Company's long term (beyond 1995) future growth, capital and operating requirements, continued profitable operations or additional public or private financing will be required. If future public or private financing is required by the Company, holders of the Company's securities may experience dilution. There can be no assurance that equity or debt sources, if required, will be available or, if available, will be on terms favorable to the Company or its shareholders. If such financing is required and cannot be obtained, the Company may seek to sell or license additional portions of its technology, to sell some or all of its other assets or to merge with another company.

The Company anticipates that capital equipment acquisitions for 1995 will be slightly higher than 1994.

The Company does not believe that inflation has had a material effect on its revenues or results of operations.

================================================================================

================================================================================

PART II.  OTHER INFORMATION

Item 1.            Legal Proceedings

                   Not applicable.

Item 2.            Changes in Securities

                   Not applicable.

Item 3.            Defaults upon Senior Securities

                   Not applicable.

Item 4.            Submission of Matters to a vote of Security Holders

                   Not applicable.

Item 5.            Other Information

                   Not applicable.

Item 6.            Exhibits and Reports on Form 8-K

                   (a)     Exhibits:

                           No. 11  -  Computation of per share earnings
                           No. 27  -  Financial Data Schedule












================================================================================

================================================================================

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 12, 1995


                                       IMATRON INC.
                                       (Registrant)




                                       Gary H. Brooks
                                       -----------------------------------------
                                       Gary H. Brooks
                                       Vice President, Finance/Administration
                                       and Chief Financial Officer



































================================================================================
                                       10