Form 10-Q
period 1995-06-30
IMATRON INC
filed 1995-08-14
CIK 720477

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995.
                 ---------------------------------------------



                         Commission file number 0-12405



                                  IMATRON INC.
                                  ------------


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

                                    Yes  X    No
                                       -----    -----



At July 28, 1995 55,143,590 shares of the Registrant's common stock (no par value) were issued and outstanding.

                                  IMATRON INC.

                               TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION


Item 1.    Condensed Consolidated Financial Statements



              Condensed Consolidated Balance Sheets
              June 30, 1995 (unaudited) and December 31, 1994.



              Condensed Consolidated Statements of Operations
              Three and Six Months Ended June 30, 1995 and 1994 (unaudited).



              Condensed Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1995 and 1994 (unaudited).



              Notes to Condensed Consolidated Financial Statements (unaudited).




Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.




PART II.   OTHER INFORMATION




SIGNATURES

                                  IMATRON INC.
                     Condensed Consolidated Balance Sheets
                             (Amounts in thousands)

                                                      June 30,     December 31,
                                                        1995           1994
                                                     -----------   -----------
                                                     (Unaudited)
ASSETS:

Current Assets
   Cash and cash equivalents                          $  1,974      $  1,694
   Accounts receivable, net                              4,429         6,066
   Accounts receivable from affiliate                    4,000           780
   Notes receivable                                        603           660
   Inventories                                           7,318         8,236
   Prepaid expenses                                        676           616
                                                      ---------     ---------
      Total current assets                              19,000        18,052

Property and equipment                                   8,783         8,246
Less accumulated depreciation                           (6,617)       (6,353)
                                                      ---------     ---------
                                                         2,166         1,893
Other assets, net                                          930         1,228
                                                      ---------     ---------

      Total assets                                    $ 22,096      $ 21,173
                                                      =========     =========

LIABILITIES & SHAREHOLDERS' EQUITY:

Current liabilities
   Accounts payable                                   $  3,042      $  4,242
   Notes payable                                         2,092          --
   Other accrued liabilities                             6,254         5,069
                                                      ---------     ---------
      Total current liabilities                         11,388         9,311

Long-term debt                                            --           4,992
Deferred revenue                                           785          --
                                                      ---------     ---------
      Total liabilities                                 12,173        14,303
                                                      ---------     ---------

SHAREHOLDERS' EQUITY
Convertible preferred stock:
   Authorized: 10,000 shares
   Issued and outstanding: 1,108 at June
   30, 1995 and 1,308 at December 31, 1994               2,204         2,602
Common stock, no par value:
   Authorized: 100,000 shares
   Issued and outstanding:  55,062 at June
   30, 1995 and 53,631 at December 31, 1994             58,492        57,876
   Additional paid-in capital                            1,500         1,500
   Accumulated deficit                                 (52,273)      (55,108)
                                                      ---------     ---------
      Total shareholders' equity                         9,923         6,870
                                                      ---------     ---------

   Total liabilities and shareholders' equity         $ 22,096      $ 21,173
                                                      =========     =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  IMATRON INC.
                Condensed Consolidated Statements of Operations
                 (Amounts in thousands, except per share data)
                                  (Unaudited)


                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                 ---------------------     ---------------------
                                   1995         1994         1995         1994
                                 --------     --------     --------     --------

Revenues:
   Net product sales             $ 7,287      $ 5,376      $10,240      $ 8,586
   Service                         2,606          955        3,502        2,475
   Development contracts           1,384        1,504        3,137        2,626
   Clinic                             91           52          139          136
                                 --------     --------     --------     --------
      Total revenues              11,368        7,887       17,018       13,823
                                 --------     --------     --------     --------

Cost of revenues:
   Product                         5,584        3,700        8,279        6,308
   Service                         1,285          737        2,274        1,965
   Development contracts           1,384        1,364        2,478        2,597
   Clinic                            367          111          564          238
                                 --------     --------     --------     --------
      Total cost of revenues       8,620        5,912       13,595       11,108
                                 --------     --------     --------     --------

Gross profit                       2,748        1,975        3,423        2,715

Operating expenses:
   Research and development          776          433        1,760          869
   Marketing and sales               811          426        1,560          992
   Gen. and admin                    592          553        1,169        1,099
                                 --------     --------     --------     --------
      Total operating expenses     2,179        1,412        4,489        2,960
                                 --------     --------     --------     --------

Total operating income (loss)        569          563       (1,066)        (245)

Other income, net                     11           23        4,000        1,543
Interest expense                     (25)        (139)         (63)        (256)
                                 --------     --------     --------     --------

Net income before income taxes       555          447        2,871        1,042
                                 --------     --------     --------     --------

Provision for income taxes           (36)        --            (36)        --
                                 --------     --------     --------     --------

Net income                       $   519      $   447      $ 2,835      $ 1,042
                                 ========     ========     ========     ========


Net income per share             $  0.01      $  0.01      $  0.05      $  0.02
                                 ========     ========     ========     ========

Number of shares used
   in per share calculation       62,490       62,209       62,519       61,664
                                 ========     ========     ========     ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  IMATRON INC.
                Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                  (Unaudited)


                                                    Six Months Ended June 30,
                                                   --------------------------
                                                       1995          1994
                                                    ----------    ----------
Cash flows from operating activities:
   Net income                                         $ 2,835       $ 1,042

   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:

   Depreciation and amortization                          828           936
   Other Income                                        (4,000)         --

   Changes in:
      Accounts and notes receivable                    (1,526)         (912)
      Inventories                                         918        (1,009)
      Prepaid expenses and deposits                       (60)         (117)
      Other assets                                        (59)          (15)
      Accounts payable                                 (1,200)         (757)
      Other accrued liabilities                         1,970           960
                                                      --------      --------

Net cash provided by (used in) operating activities      (294)          128


Cash flows from investing activities:
   Capital expenditures                                  (744)         (121)
                                                      --------      --------

Net cash used in investing activities                    (744)         (121)


Cash flows from financing activities:
   Proceeds from issuance of notes payable              1,100          --
   Issuance of common stock                               218           702
                                                      --------      --------

Net cash provided by financing activities               1,318           702
                                                      --------      --------


Net increase in cash and cash equivalents                 280           709


Cash and cash equivalents, at beginning
   of the period                                        1,694         2,213
                                                      --------      --------


Cash and cash equivalents, at end of the period       $ 1,974       $ 2,922
                                                      ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  IMATRON INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------
1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1994.

2.  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Imatron Inc. and its wholly-owned subsidiary Heartscan Imaging, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

3.  INVENTORIES

    Inventories consist of (in thousands of dollars):

                                                June 30,           December 31,
                                                  1995                 1994
                                              ------------         ------------
    Purchased parts and sub-assemblies           $4,107               $3,899
    Service parts                                   838                  808
    Work-in-process                               2,209                3,529
    Finished goods                                  164                    0
                                                --------             --------
                                                 $7,318               $8,236
                                                ========             ========

4.  CREDIT AND BORROWING ARRANGEMENTS

    Interest paid for the six months ended June 30, 1995 and 1994 was approximately $63,306 and $256,000, respectively.

    In March 1995 the Company and Siemens entered into a Memorandum of Understanding. In conjunction with this Agreement, Imatron sold five Imatron EBT patents to Siemens and cancelled the existing Siemens' minimum purchase obligations under a previous distribution agreement in satisfaction of Imatron's $4,000,000 note payable to Siemens. The $4,000,000 has been included in other income for the six months ended June 30, 1995.

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

    In April 1995, the Company entered into a $2 million line of credit agreement with a financial institution. As of June 30, 1995, $1.1 million was drawn on the line of credit for which inventory is the collateral.

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

6.  MAJOR CUSTOMER - SIEMENS

    The following table represents the percent of revenues attributable to the development and distribution agreements between the Company and Siemens
    Corporation:

                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                 ---------------------     ---------------------
                                   1995         1994         1995         1994
                                 --------     --------     --------     --------
    Net product sales               22%          44%          16%          44%
    Service                         38%          11%          40%          11%
    Development contracts          100%          81%         100%          89%

    Total revenues                  36%          47%          37%          46%

    In March 1995 the Company and Siemens entered into a Memorandum of Understanding. Under the terms of the Memorandum, Siemens will contribute up to $15,000,000 to the Company under a joint development agreement over the next three years in order to improve and enhance the C-150/Evolution Ultrafast CT scanner and will discontinue funding the previous Development Agreement. In connection with this revision, Siemens retains distribution rights, thru March 31, 1998. Pursuant to the Joint Development Agreement
    Siemens maintains exclusive distribution rights in the United States, Europe, Canada, and India for sales of the C-150/Evolution scanner. Under the revised agreement, Siemens is no longer subject to the minimum purchase provision of the previous distribution agreement.

7.  ACQUISITION AND DISTRIBUTION AGREEMENT TERMINATION

    In January 1994, the Company formed a joint venture, Imatron Japan K.K. (Joint Venture), with two unrelated parties. Imatron holds a 24% interest in the Joint Venture. The Joint Venture assumed all of the service and maintenance obligations of Mitsui & Co., Ltd., under an agreement with the Company. In connection with terminating the distribution agreement, the Company received $1,500,000 which is included in other income for the six months ended June 30, 1994.

    As of June 30, 1995 Imatron's interest in the Joint Venture is carried in the accompanying financial statements at no value. The Company has no financial commitments to the Joint Venture and is prepared to abandon its interest. The Company intends to carry this investment at no value until such time as the Joint Venture can demonstrate that it will be able to sustain profitable operations. Once profitable operations are sustained, the Company will account for the Joint Venture investment on the equity method. Summarized financial information for the Joint Venture is not included in the notes to the consolidated financial statements for the period ended or as of June 30, 1995, as such information is not considered material to the operations of Imatron Inc.

    During the six month period ending June 30, 1995, revenues from product sales to the Joint Venture accounted for approximately 67% of total product sales revenue. Scanner shipments to Imatron Japan K.K. totalled four during the first six months of 1995 and three during the first six months of 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:


                  Three months ended June 30, 1995 versus 1994

Overall revenues for the second quarter ended June 30, 1995 of $11,368,000 increased $3,481,000 or 44% compared to 1994 revenues of $7,887,000. Net product revenues increased 36% to $7,287,000 from $5,376,000 in 1994 primarily because of an increase in scanner shipments to 5 in 1995 from 4 in 1994 and an increase in product upgrade revenues. Service revenues increased 173% to $2,606,000 due to a high volume of spares shipments. The decrease in development contract revenue of 8% to $1,384,000 was due to the fact that the government contract was completed in 1994. Clinic revenues related to the HeartScan Imaging subsidiary increased to $91,000 for the quarter.

Total cost of revenues as a percent of revenues for the second quarter of 1995 and 1994 remained nearly constant at 76% and 75% respectively. Product cost of revenues increased to 77% in 1995 from 69% in 1994 due to lower margins. Lower margins were partially due to the accounting treatment on the Heartscan Seattle system sale to Finova Capital Corporation requiring quarterly recognition of profit over the 5 year life of the lease back to Heartscan. Service cost of revenues decreased to 49% in 1995 from 77% in 1994 due primarily to higher margins on spares shipments. Development contract cost of revenues, related to the three year Memorandum of Understanding entered into with Siemens in March 1995, corresponds to the Siemens development contract revenue. Clinic cost of revenues increased $256,000 to $367,000 for the quarter due primarily to the startup of the Heartscan Seattle site.

Operating expenses of $2,179,000 increased $767,000 or 54% compared to 1994 expenses of $1,412,000. R&D expenses of $776,000 in 1995 reflect the portion of R&D spending not covered by the new Siemens research and development contract. Selling expenses increased $385,000 to $811,000 in 1995 due primarily to an increase in outside commissions on sales of C-150 Ultrafast CT systems and development expenses for HeartScan Imaging.



                   Six months ended June 30, 1995 versus 1994

Overall revenues for the six months ended June 30, 1995 of $17,018,000 increased $3,195,000 or 23% compared to revenues of $13,823,000 for the same period in 1994. Net product revenues increased 19% to $10,240,000 in 1995 from $8,586,000 in 1994. Seven scanners were shipped for revenue during 1995 compared to six scanner in 1994. Service revenues increased 41% to $3,502,000 in 1995 due primarily to a high volume of spares shipments made during the second quarter. The increase in development contract revenue of 19% to $3,137,000 in 1995 reflects an increase in the amount of Siemens contract funding and milestone billings. Clinic revenues related to the HeartScan Imaging subsidiary were flat.

Total cost of revenues as a percent of revenues for the first six months of 1995 compared to 1994 were flat at 80%. Product cost of revenues increased to 81% in 1995 from 73% in 1994 due to lower margins on scanners, , an increase in the average manufacturing department headcount, and lower margins on product upgrades. Service cost of revenues decreased to 65% in 1995 from 79% in 1994 due primarily to higher margins on spares shipments. Development contract cost of revenues decreased to $2,478,000 in 1995 from $2,597,000 in 1994 due to the completion of the Army contract in 1994. Clinic cost of revenues related to the HeartScan Imaging subsidiary increased $326,000 to $564,000 in 1995 due primarily to the opening of the Seattle site.

Operating expenses of $4,489,000 in 1995 increased $1,529,000 or 52% compared to 1994 expenses of $2,960,000. R&D expenses of $1,760,000 in 1995 reflect the portion of R&D spending not related to the Siemens research and development contract. Selling expenses increased to $1,560,000 in 1995 from $996,000 in 1994 due primarily to an increase in outside commissions on sales of C-150 Ultrafast CT systems and development expenses for HeartScan Imaging.

Other income increased to $4,000,000 in 1995 from $1,543,000 in 1994. The $4,000,000 was received in consideration for the sale of five Imatron EBT patents to Siemens and the cancellation of Siemens' existing minimum purchase obligations under the previous distribution agreement. In 1994 other income included the $1,500,000 payment received as a result of the termination of Imatron's Exclusive Distributorship Agreement with Mitsui and Co., LTD. of Japan. Interest expense decreased to $63,000 in 1995 from $256,000 in 1994 due to the decrease in long-term debt obligations.


Liquidity and Capital Resources:

Working capital decreased 13% to $7,612,000 during the six month period ended June 30, 1995. This is primarily due to the reclassification of $992,000 of debt from long term to current. In addition, Imatron utilized $1,100,000 of its $2,000,000 available credit line from Silicon Valley Bank. Although, the Company received funds from various sources, it was offset by reducing accounts payable and increasing customer deposits. Accounts receivable increased by 23% at the end of June 1995 as a result of higher spares shipment. This was partially offset by decreases in inventories and notes receivable.

The Company's management believes that the Company has sufficient cash resources to sustain normal operations through December 31, 1995. To satisfy the Company's long term (beyond 1995) future growth, capital and operating requirements, continued profitable operations or additional public or private financing of the Company's Heartscan subsidiary will be required. If future public or private financing is required by the Company, holders of the Company's securities may experience dilution. There can be no assurance that equity or debt sources, if required, will be available or, if available, will be on terms favorable to the Company or its shareholders. If such financing is required and cannot be obtained, the Company may seek to sell or license additional portions of its technology, to sell some or all of its other assets or to merge with another company. The Company has no current plans related to such events.

The Company anticipates that capital equipment acquisitions for 1995 will be slightly higher than 1994.

The Company does not believe that inflation has had a material effect on its revenues or results of operations.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 1.    Legal Proceedings

           Not applicable.



Item 2.    Changes in Securities

           Not applicable.



Item 3.    Defaults upon Senior Securities

           Not applicable.



Item 4.    Submission of Matters to a vote of Security Holders

           The Company's Annual Meeting of Shareholders was held on June 2, 1995. At the meeting all existing directors were re-elected. In addition, a proposal to approve the Company's 1993 Employee Stock Options Plan was approved. The proposal received 27,487,635 votes for, 3,261,598 against, and 316,691 abstentions.



Item 5.    Other Information

           Not applicable.



Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                  No. 11  -  Computation of per share earnings.

           (b)    Form 8-K Reports:

                  Not applicable.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 1995


                                   IMATRON INC.
                                   (Registrant)




                                   /s/ Gary H. Brooks
                                   -----------------------
                                   Gary H. Brooks
                                   Vice President, Finance/Administration
                                   and Chief Financial Officer