Form 10-Q
period 1995-09-30
IMATRON INC
filed 1995-11-14
CIK 720477

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995.
               --------------------------------------------------



                         Commission file number 0-12405



                                  IMATRON INC.
                                  ------------



                                   New Jersey
                              I.D. No. 94-2880078
             389 Oyster Point Blvd., South San Francisco, CA 94080
                                 (415) 583-9964



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



At November 9, 1995 58,508,828 shares of the Registrant's common stock (no par value) were issued and outstanding.

                                  IMATRON INC.

                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1.   Condensed Consolidated Financial Statements


          Condensed Consolidated Balance Sheets
          September 30, 1995 (unaudited)and December 31, 1994.


          Condensed Consolidated Statements of Operations
          Three and Nine Months Ended September 30, 1995 and 1994 (unaudited).


          Condensed  Consolidated  Statements  of Cash Flows
          Nine Months Ended September 30, 1995 and 1994 (unaudited).


          Notes to Condensed Consolidated Financial Statements (unaudited).


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.




PART II.  OTHER INFORMATION


SIGNATURES

                                  IMATRON INC.
                     Condensed Consolidated Balance Sheets
                             (Amounts in thousands)

                                                     September 30,  December 31,
                                                         1995            1994
                                                     -------------  ------------
                                                      (Unaudited)
ASSETS:
Current Assets
   Cash and cash equivalents                            $  1,513      $  1,694
   Accounts receivable, net                                2,131         6,066
   Accounts receivable from affiliate                        955           780
   Notes receivable                                          585           660
   Inventories                                             8,849         8,236
   Prepaid expenses                                          720           616
                                                        ---------     ---------
      Total current assets                                14,753        18,052

Property and equipment                                     9,094         8,246
Less accumulated depreciation                             (6,828)       (6,353)
                                                        ---------     ---------
                                                           2,266         1,893
Other assets, net                                            723         1,228
                                                        ---------     ---------

      Total assets                                      $ 17,742      $ 21,173
                                                        =========     =========

LIABILITIES & SHAREHOLDERS' EQUITY:
Current liabilities
   Accounts payable                                     $  2,739      $  4,242
   Notes payable                                           1,792          --
   Other accrued liabilities                               4,872         5,069
                                                        ---------     ---------
      Total current liabilities                            9,403         9,311

Long-term debt                                              --           4,992
Deferred revenue                                             733          --
                                                        ---------     ---------
      Total liabilities                                   10,136        14,303
                                                        ---------     ---------

SHAREHOLDERS' EQUITY
Convertible preferred stock:
   Authorized:  10,000 shares
   Issued and outstanding: 1,108 at September
   30, 1995 and 1,308 at December 31, 1994                 2,204         2,602
Common stock, no par value:
   Authorized:  100,000 shares
   Issued and outstanding: 56,168 at September
   30, 1995 and 53,631 at December 31, 1994               59,307        57,876
   Additional paid-in capital                              1,500         1,500
   Accumulated deficit                                   (55,405)      (55,108)
                                                        ---------     ---------
      Total shareholders' equity                           7,606         6,870
                                                        ---------     ---------

      Total liabilities and shareholders' equity        $ 17,742      $ 21,173
                                                        =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  IMATRON INC.
                Condensed Consolidated Statements of Operations
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                  Three Months Ended         Nine Months Ended
                                     September 30,             September  30,
                                ----------------------    ----------------------
                                   1995         1994         1995         1994
                                ---------    ---------    ---------    ---------
Revenues:
   Net product sales            $    244     $  6,235     $ 10,485     $ 14,821
   Service                         1,079        1,413        4,581        3,888
   Development contracts           1,250        1,258        4,387        3,884
   Clinic                            132           33          271          169
                                ---------    ---------    ---------    ---------
      Total revenues               2,705        8,939       19,724       22,762
                                ---------    ---------    ---------    ---------

Cost of revenues:
   Product                           999        4,345        9,278       10,653
   Service                           997          936        3,271        2,901
   Development contracts           1,250        1,285        3,728        3,882
   Clinic                            425          129          989          367
                                ---------    ---------    ---------    ---------
      Total cost of revenues       3,671        6,695       17,266       17,803
                                ---------    ---------    ---------    ---------

Gross profit (loss)                 (966)       2,244        2,458        4,959

Operating expenses:
   Research and development          779          604        2,539        1,473
   Marketing and sales               648          359        2,208        1,351
   Gen. and admin                    692          570        1,861        1,669
                                ---------    ---------    ---------    ---------
Total operating expenses           2,119        1,533        6,608        4,493
                                ---------    ---------    ---------    ---------

Total operating income (loss)     (3,085)         711       (4,150)         466

Other income, net                     16           19        4,014        1,562
Interest expense                     (46)        (148)        (109)        (404)
                                ---------    ---------    ---------    ---------
Net income (loss)
   before income taxes            (3,115)         582         (245)       1,624
                                ---------    ---------    ---------    ---------

Provision for income taxes            17         --             52         --
                                ---------    ---------    ---------    ---------

Net income (loss)               $ (3,132)    $    582     $   (297)    $  1,624
                                =========    =========    =========    =========


Net income (loss) per share     $  (0.06)    $   0.01     $  (0.01)    $   0.03
                                =========    =========    =========    =========

Number of shares used
   in per share calculation       55,488       62,445       54,764       61,924
                                =========    =========    =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  IMATRON INC.
                Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                  (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                        1995           1994
                                                     ---------      ---------
Cash flows from operating activities:
   Net income (loss)                                  $  (297)       $ 1,624
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
   Depreciation and amortization                        1,207          1,362
   Other Income                                        (4,000)          --
   Changes in:
      Accounts and notes receivable                     3,835         (2,386)
      Inventories                                        (613)        (2,782)
      Prepaid expenses and deposits                      (104)          (215)
      Other assets                                        (20)           (15)
      Accounts payable                                 (1,503)         1,037
      Other accrued liabilities                          (536)           328
                                                      --------       --------

Net cash provided by (used in) operating activities      (959)        (1,047)

Cash flows from investing activities:
   Capital expenditures                                (1,055)          (251)
                                                      --------       --------

Net cash used in investing activities                  (1,055)          (251)

Cash flows from financing activities:
   Proceeds from notes payable                            800           --
   Issuance of common stock                             1,033            807
                                                      --------       --------

Net cash provided by financing activities               1,833            807
                                                      --------       --------

Net decrease in cash and cash equivalents                (181)          (491)

Cash and cash equivalents, at beginning
   of the period                                        1,694          2,213
                                                      --------       --------

Cash and cash equivalents, at end of the
   period                                             $ 1,513        $ 1,722
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

                                  IMATRON INC.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1994.

2.  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Imatron Inc. and its wholly-owned subsidiary HeartScan Imaging, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

3.  INVENTORIES

    Inventories consist of (in thousands of dollars):


                                               September 30,        December 31,
                                                   1995                 1994
                                               -------------        ------------
    Purchased parts and sub-assemblies            $3,492               $3,899
    Service parts                                    967                  808
    Work-in-process                                3,418                3,529
    Finished goods                                   972                    -
                                                 --------             --------
                                                  $8,849               $8,236
                                                 ========             ========

4.  CREDIT AND BORROWING ARRANGEMENTS

    Interest paid for the nine months ended September 30, 1995 and 1994 was approximately $109,000 and $350,000, respectively.

    In March 1995 the Company and Siemens entered into a Memorandum of Understanding. In conjunction with this Agreement, Imatron sold five Imatron EBT patents to Siemens and canceled the existing Siemens' minimum purchase obligations under a previous distribution agreement in satisfaction of Imatron's $4,000,000 note payable to Siemens. The $4,000,000 has been included in other income for the nine months ended September 30, 1995.

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

    In April 1995, The Company entered into a $2,000,000 million line of credit agreement with a financial institution. As of September 30, 1995, $800,000 was drawn on the line of credit using inventory as collateral.

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

6.  MAJOR CUSTOMER - SIEMENS

    The following table represents the percent of revenues attributable to the development and distribution agreements between the Company and Siemens
    Corporation:

                                   Three months ended        Nine months ended
                                      September 30,             September 30,
                                  --------------------      --------------------
                                   1995          1994        1995          1994
                                  ------        ------      ------        ------

    Net product sales              100%           38%         17%           41%
    Service                         49%           16%         39%           13%
    Development contracts          100%           99%        100%           92%

    Total revenues                  76%           43%         40%           45%

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

7.  ACQUISITION AND DISTRIBUTION AGREEMENT TERMINATION

    In January 1994, the Company formed a joint venture, Imatron Japan K.K. (Joint Venture), with two unrelated parties. Imatron holds a 24% interest in the Joint Venture. The Joint Venture assumed all of the service and maintenance obligations of Mitsui & Co., Ltd., under an agreement with the Company. In connection with terminating the distribution agreement, the Company received $1,500,000 which is included in other income for the nine months ended September 30, 1994.

    As of September 30, 1995 Imatron's interest in the Joint Venture is carried in the accompanying financial statements at no value. The Company has no financial commitments to the Joint Venture and is prepared to abandon its interest. The Company intends to carry this investment at no value until such time as the Joint Venture can demonstrate that it will be able to sustain profitable operations. Once profitable operations are sustained, the Company will account for the Joint Venture investment on the equity method. Summarized financial information for the Joint Venture is not included in the notes to the consolidated financial statements for the period ended or as of September 30, 1995, as such information is not considered material to the operations of Imatron Inc.

    During the nine month period ending September 30, 1995, revenues from product sales to the Joint Venture accounted for approximately 59% of total product sales revenue. Scanner shipments to Imatron Japan K.K. totaled four during the first nine months of 1995 and five during the first nine months of 1994.

8   SUBSEQUENT EVENT

    In October,  1995,  the Company  completed a  restricted  distribution  of a private  placement  memorandum.  The  private  placement  raised  $9,090,000 through the sale of 1,010,000 units. A unit consists of five shares of Imatron Inc. common stock and one five-year Imatron Inc. common stock purchase warrant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

               Three months ended September 30, 1995 versus 1994

Overall revenues for the third quarter ended September 30, 1995 of $2,705,000 decreased $6,234,000 or 70% compared to revenues of $8,939,000 for the same period in 1994. Net product revenues decreased 96% to $244,000 in 1995 from $6,235,000 in 1994 because there were no scanner shipments in the current quarter. Service revenues decreased 24% to $1,079,000 due to a decrease in the number of installed scanners under service contract. Development contract revenue of $1,250,000 was unchanged from 1994. Clinic revenues related to the HeartScan Imaging subsidiary increased to $132,000 in 1995 from $33,000 in 1994.

During the quarter ended September 30, 1995, the shipments of three units planned for delivery to customers during the quarter were delayed due to certain manufacturing problems. The Company believes such technical problems have been solved and will not prevent the shipment of units which are planned for shipment during the fourth quarter of 1995.

Total cost of revenues as a percent of revenues for the third quarter of 1995 and 1994 were 136% and 75% respectively. Product cost of revenues increased to 409% in 1995 from 70% in 1994 primarily to there being no scanner shipments. In addition, introductory shipments of the new single bay computer systems were made at reduced prices. Service cost of revenues increased to 92% in 1995 from 66% in 1994 as a result of a decrease in service contract revenue combined with increased costs. Development contract cost of revenues, per the three year Memorandum of Understanding entered into with Siemens in March 1995, corresponds to the Siemens development contract revenue. Clinic cost of revenues increased $296,000 to $425,000 for the quarter due primarily to the startup of the Seattle and Houston clinic sites.

Operating expenses of $2,119,000 increased $586,000 or 38% compared to 1994 expenses of $1,533,000. R&D expenses of $779,000 in 1995 reflect the portion of R&D spending not covered by the Siemens research and development contract. Selling expenses increased $289,000 to $648,000 in 1995 due primarily to an increase in marketing expenses for HeartScan Imaging. Administrative expenses increased $122,000 to $692,000 due primarily to an increase in investor relations expenses.


                Nine months ended September 30, 1995 versus 1994

Overall revenues for the nine months ended 1995 of $19,724,000 decreased $3,038,000 or 13% compared to revenues of $22,762,000 for the same period in 1994. Net product revenues decreased 29% to $10,485,000 in 1995 from $14,821,000 in 1994. Seven scanners were shipped for revenue during 1995 compared to eleven scanners in 1994. Service revenues increased 18% to $4,581,000 in 1995 due primarily to a higher volume of spares shipments which was offset by a decrease in the number of installed scanners under service contract. The increase in development contract revenue of 13% to $4,387,000 in 1995 reflected an increase in the amount of Siemens contract funding and milestone billings. This increase was offset by a decrease in government billings due to the fact that the government contract was completed in 1994. Clinic revenues related to the HeartScan Imaging subsidiary increased to $271,000 in 1995 from $169,000 in 1994.

Total cost of revenues as a percent of revenues for the first nine months of 1995 and 1994 were 88% and 78% respectively. Product cost of revenues increased to 88% in 1995 from 72% in 1994 primarily because there were no scanner shipments in the current quarter. Service cost of revenues decreased to 71% in 1995 from 75% in 1994 due primarily to higher margins on increased spares and a decrease in service contract revenue combined with relatively flat costs. Development contract cost of revenues decreased $154,000 to $3,728,000 in 1995 from $3,882,000 in 1994. Clinic cost of revenues related to the HeartScan Imaging subsidiary increased $622,000 to $989,000 in 1995 due primarily to the opening of the Seattle and Houston clinic sites.

Operating expenses of $6,608,000 in 1995 increased $2,115,000 or 47% compared to 1994 expenses of $4,493,000. R&D expenses of $2,539,000 in 1995 reflect the portion of R&D spending not related to the Siemens research and development contract. Selling expenses increased to $2,208,000 in 1995 from $1,351,000 in 1994 due primarily to an increase in outside commissions on sales of C-150 Ultrafast CT systems and marketing expenses for HeartScan Imaging. Administrative expenses increased to $1,861,000 in 1995 from $1,669,000 in 1994 due primarily to increase in investor relations expenses.

Other income  increased to $4,014,000 in 1995 from  $1,562,000 in 1994. In 1995,
$4,000,000 of consideration was received in exchange for the sale of five Imatron EBT patents to Siemens and the cancellation of Siemens' existing minimum purchase obligations under the previous distribution agreement. In 1994, other income included the $1,500,000 payment received as a result of the termination of Imatron's Exclusive Distributorship Agreement with Mitsui and Co., LTD. of Japan.

Liquidity and Capital Resources:

Working capital decreased 39% to $5,350,000 during the nine month period ended September 30, 1995 due to a decrease of $3,760,000 in accounts receivable because there were no scanner shipments in the current quarter. In addition, the Company utilized $800,000 of its $2,000,000 credit line from Silicon Bank. These items were partially offset by an increase in inventory as a result of higher finished goods and payment of certain accounts payable.

On October 13, 1995, the Company completed a restricted distribution of a private placement memorandum. The purpose of the private placement was to raise $9,090,000 through the sale of 1,010,000 units. A unit consists of five shares of Imatron Inc. common stock and one five-year Imatron Inc. common stock purchase warrant.

The Company's management believes that the Company has sufficient cash resources to sustain normal operations through December 31, 1996. To satisfy the Company's long term (beyond 1996) future growth, capital and operating requirements, continued profitable operations or additional public or private financing will be required. If future public or private financing is required by the Company, holders of the Company's securities may experience dilution. There can be no assurance that equity or debt sources, if required, will be available or, if available, will be on terms favorable to the Company or its shareholders. If such financing is required and cannot be obtained, the Company may seek to sell or license additional portions of its technology, to sell some or all of its other assets or to merge with another company. The Company has no current plans related to such events.

The Company anticipates that capital equipment acquisitions for 1995 will be higher than 1994.

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


Date:  November 14, 1995


                                   IMATRON INC.
                                   (Registrant)




                                   /s/ Gary H. Brooks
                                   -----------------------
                                   Gary H. Brooks
                                   Vice President, Finance/Administration
                                   and Chief Financial Officer