Form 10-K
period 1995-12-31
IMATRON INC
filed 1996-03-29
CIK 720477

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K



                                  ANNUAL REPORT
     PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                         Commission file number 0-12405




                                  IMATRON INC.





                            a New Jersey Corporation
                               I.D. No. 94-2880078
              389 Oyster Point Blvd, South San Francisco, CA 94080
                            Telephone (415) 583-9964





                         Common Stock, without Par Value


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

The aggregate market value of the voting stock (which is the outstanding Common Stock) of the Registrant held by non-affiliates thereof, based upon the closing sale price of the Common Stock on March 20, 1996 on the NASDAQ National Market System ($2.75 per share) was approximately $184,354,000. For the purpose of the foregoing computation, only the directors and executive officers of the Registrant were deemed to be affilliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20,1996, Registrant had outstanding 68,965,590 shares of Common Stock, no par value, which is the only class of shares publicly traded.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Registrant's 1995 Annual Meeting of Shareholders, to be filed with the Commission on or before 120 days after the end of the 1995 fiscal year, are incorporated by reference into Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

                                     PART I

ITEM 1 - BUSINESS

                                     GENERAL

Imatron Inc. ("Imatron" or the "Company"), a New Jersey corporation incorporated in 1983, is a technology-based company principally engaged in the business of designing, manufacturing and marketing a high performance computed tomography
(CT) scanner. This scanner uses Electron Beam Tomography ("EBT") technology based on a scanning electron beam. The scanner is used in large and midsized hospitals and free-standing imaging clinics. The Company provides service, parts and maintenance to hospitals and clinics that operate its scanners.

The Company is also engaged in performing research and development for others in the field of CT devices and licensing its patents and know-how in the fields of imaging sciences. The Company holds approximately a 1% interest in InVision Technologies, Inc. (formerly Imatron Industrial Products, Inc.), a corporation organized in 1990 to engage in the development of an explosives detection scanner and to which Imatron has licensed certain of its technology.

HeartScan Imaging, Inc. ("HSI"), incorporated in Delaware in 1993, is a wholly-owned subsidiary of Imatron. HSI operates a coronary artery scanning
(CAS) test facility and corporate demonstration site in South San Francisco, California and is engaged in the business of developing a world-wide network of coronary artery disease risk assessment centers. In 1995 HSI opened two Coronary Artery Disease Risk Assessment Centers in Seattle, Washington and Houston, Texas.


                              PRODUCT AND SERVICES

                                 ULTRAFAST CT(R)

PRODUCT DESCRIPTION

A conventional CT scanner is a diagnostic imaging device in which a cross-sectional (tomographic) image of a patient's anatomy is acquired from multiple intensity readings (samplings) taken as an x-ray source rotates around the patient during a scanning cycle. The acquired x-ray data are processed through a complex mathematical algorithm relating tissue density differences to variations in the intensity of x-rays passing through a patient's body. The acquired data are subsequently reconstructed and displayed as images on a video monitor, typically with white corresponding to high density matter, such as bone, and with black corresponding to low density matter, such as air. In this manner, the patient's anatomy can be displayed in a succession of cross-sectional, anatomical gray-scale representations.

The Imatron Ultrafast CT scanner design differs from conventional CT scanners in two important ways. First, the mechanically rotating x-ray tube technology of conventional CT scanners is replaced by a high power electron beam accelerator that generates a small, high-intensity electron beam which is steered along stationary target rings to produce a rotating fan-shaped x-ray beam. This patented electron beam technology permits significantly faster scan speeds to be achieved. The Company scanner can acquire CT images at a rate of 50 to 100 milliseconds per slice in contrast with conventional CT scanners that require between 1 and 10 seconds per slice. Second, the Imatron Ultrafast CT permits rapid scanning of multiple contiguous images without moving the patient. With these features the Ultrafast CT can perform stop-action or dynamic studies of the heart and various other organs, contributing to the scanner's usefulness for both diagnosis and examination.

The Ultrafast CT scanner can be operated in either of two modes: the "multi-slice" mode or the "single-slice, high-resolution" mode. When operating in the multi-slice mode, 8 levels of the body can be scanned in 224 milliseconds. This mode was originally developed for cine, multi-slice cardiac imaging and gives resolution lower than the current standards of conventional CT. The single-slice, high-resolution mode enables the scanner to obtain still images that the Company believes are of superior quality to those produced by most conventional CT scanners currently on the market. Moreover, the 100 millisecond scanning speed, higher resolution mode is faster than the scanning speeds of conventional CT scanners, thereby significantly reducing image degradation caused by motion.

PRODUCT DEVELOPMENT

In June 1992, the Company began shipping the latest model of its Ultrafast CT scanner, the C-150. This scanner is substantially shorter in length than its predecessor, the C-100 XL, and incorporates several advanced capabilities. These advanced capabilities include a new collimator upgrade permitting slice widths as small as 1.5 mm, a helical or continuous volume scan mode having the capability of obtaining 40 consecutive high-resolution scans in 18 seconds (This represents an increase in z-axis speed of scanning by up to a factor of 4 compared to previous modes), and a new workstation link which will transfer image data to a number of third-party workstations in real time as the images are reconstructed. The Company has also developed an upgrade package (Accelerator upgrade) which allows the advanced capabilities of the C-150 scanner to be added to the previously installed base of scanners.

MARKETS

The Company sells its CT scanner to the diagnostic medical imaging market. The diagnostic medical imaging market includes several different medical imaging modalities including CT, ultrasound, nuclear medicine, digital subtraction angiography and magnetic resonance imaging. These imaging modalities are based upon the ability of x-rays, sound waves, gamma rays or magnetic fields to penetrate human tissue and to be detected by electronic devices for presentation of an image on a video monitor. In some cases, these imaging modalities compete with one another for the same type of diagnostic procedure.

All of these systems have been evaluated in the diagnosis of cardiac diseases, but the extent of application of several is limited due to distortions arising from the heart's motion as it beats at a rate greater than the scanning rates of these systems. This is not the case for Imatron's Ultrafast CT. One of the significant benefits of the fast scanning speed of Imatron's Ultrafast CT scanner is to allow it to image and quantify calcium in the coronary arteries, a procedure known as the coronary artery scan ("CAS").

Cardiovascular disease is the number one cause of death in the United States accounting for more than 930,000 deaths annually. Of these deaths coronary heart disease contributes to approximately 500,000 deaths annually. Of particular importance is the fact that in approximately 150,000 cases annually, the first, last and only symptom of coronary heart disease is a fatal heart attack. The Company believes that this widespread incidence of coronary heart disease in the United States coupled with the fact that a large number of asymptomatic individuals experience heart attacks each year indicates a clear need for a safe and effective screening test for the earliest stages of coronary heart disease.

The correlation between calcium in the coronary arteries, atherosclerosis, and myocardial infarction (heart attack) has been known since the 1950's. In the mid-1960's selective coronary angiography was introduced and soon became routine. Since that time coronary angiography which demonstrated narrowing or occlusion of the coronary arteries has become the "gold standard" for positive identification of coronary artery disease. Abnormal results from screening tests such as exercise electrocardiography (ECG) and thallium stress nuclear medicine are commonly used as an indication for coronary angiography. These screening tests produce a significant percentage of false abnormal results such that as few as 25 percent of the coronary angiograms conducted are normal. In addition, statistics indicate that some patients die suddenly after receiving a "normal" stress ECG study and are then found upon autopsy to have had significant coronary artery disease. The Company believes these statistics illustrate the inadequate predictive value of the standard noninvasive screening tests used to indicate coronary artery disease.

The Company believes that research demonstrates CAS has the potential to accurately identify those people who are developing early coronary artery disease. CAS can then serve as a feedback mechanism to monitor the treatment of those with early coronary artery disease, a disease which recent research indicates that treatment may slow, stop or even cause to regress. Until now, the only way to directly determine the effect of life-style modification and lipid-lowering pharmacologic treatment on coronary artery disease was to perform invasive coronary angiography.

For those patients in whom CAS detects advanced coronary artery disease, intervention can help prevent a crippling heart attack or sudden death. The CAS test also has great potential for reducing the costs associated with the unnecessary treatment of those who have coronary risk factors, but show no sign of coronary artery disease. Thirty to thirty-five percent of people with elevated cholesterol levels do not develop coronary artery disease, but since there has not been a method to find those who are beginning to develop coronary disease, everyone with a high cholesterol reading is treated as if they will develop the disease. The Company believes that CAS is a powerful and cost-effective method of detecting or ruling out coronary artery disease and represents a unique market. Currently, only the Ultrafast CT scanner can provide the necessary technological capability to address the clinical application requirements. Notwithstanding the foregoing, CAS to date has not been broadly accepted as a method of identifying coronary artery disease and there is no assurance that a significant market will develop for this procedure.

Imatron believes that possible factors affecting the demand for CT products include, among others, potential customers' budgetary constraints including those imposed by government regulation, changes in the reimbursement policies of the government and third party insurers, replacement of older equipment, advancements in technology, and the introduction of new medical procedures.

SERVICE

The Company and its distributors provide installation, service, and warranty service to their respective Ultrafast CT customers. Imatron provides a warranty to its distributors on parts only during the 12 month period following installation and warrants replacement parts for 90 days.

The Company maintains a staff of technical support engineers who are available on a contract basis to assist its distributors during installations or during emergencies. The Company also sells spare parts to its distributors.

CORONARY ARTERY SCANNING

In 1993, the Company organized HeartScan Imaging, Inc. ("HeartScan") as a wholly-owned subsidiary. During that year, HeartScan opened a CAS test facility at the Company's facility in South San Francisco, California. The principal purposes of the facility are to market test a variety of consumer advertising and professional education programs, to determine the feasibility of developing a network of CAS clinics, to test software developments for the Company's scanner products and to serve as a corporate demonstration site for the Company's products and services.

HeartScan is also engaged in the business of developing coronary artery disease risk assessment centers and is developing a business and financing plan for a nationwide network of Company-owned and operated CAD risk assessment centers. The services of such centers will be marketed to physicians, insurers, employers and directly to the public. As of December 31, 1995, two CAD risk assessment centers were owned and operated by HeartScan. HeartScan's near-term business strategy involves the development of six to nine Coronary Artery Disease Risk Assessment Centers over the next eighteen months and additional centers thereafter. There is no assurance that HeartScan will be able to complete the centers provided for in its business plan. The success of HeartScan's proposed Coronary Artery Disease Risk Assessment Centers will depend on a number of factors including, but not limited to, HeartScan's ability to: obtain and operate in compliance with appropriate licenses from applicable regulatory authorities; develop working relationships with local groups of cardiologists; educate patients, referring physicians and third-party payors about the benefits of the CAS and HeartScan's centers; and manage effectively the operations of the centers. HeartScan anticipates negative cash flow and substantial operating losses during the next several years of its operations and there is no certainty that HeartScan can operate profitably.

Imatron is currently engaged in a $10,000,000 private offering of HeartScan unit securities to accredited investors. Imatron anticipates that the current offering, if fully subscribed and all of the net proceeds are contributed to HeartScan's capital, will provide sufficient funds which, together with lease or debt financing HeartScan believes is available from other sources, will enable it to open six to nine Coronary Artery Disease Risk Assessment Centers over the next eighteen months. To satisfy HeartScan's future capital and operating requirements and to complete its business plan, additional financing will be required. There is no certainty that HeartScan will, in the future, be able to sell its securities privately or in a registered public offering. If future public or private financing is required by HeartScan, Imatron may experience dilution. If such financing cannot be obtained, HeartScan will not be able to complete its business plan and may seek to sell some or all of its assets or to merge with another company.

HeartScan is dependent on Imatron for the scanner used by it in its Coronary Artery Disease Risk Assessment Centers. HeartScan does not believe there are any other machines which can accomplish the same tests. In the event that Imatron, for any reason, should cease manufacturing such equipment, HeartScan would be unable to complete its business plan.

HeartScan's near-term plans for opening new clinics will place significant strain on its administrative, operational and financial resources and increased demands on its systems and controls. If its management is unable to manage growth effectively, HeartScan's operating results could be adversely effected.


RESEARCH AND DEVELOPMENT CONTRACTS

In March 1991, the Company entered into an agreement with Siemens Corporation ("Siemens") which included a Development Agreement. (See "Transactions With Siemens Corporation" below) Pursuant to the Development Agreement the Company and Siemens pursued the joint development of certain EBT technology products funded by Siemens. Upon successful conclusion of the development of such products, Siemens had the sole right to manufacture the products. The Company recognized $1,753,000, $5,013,000 and $4,667,000 of revenue under this Development Agreement in 1995, 1994 and 1993, respectively.

On March 31, 1995, the Company and Siemens entered into a new agreement (the "Memorandum of Understanding") pursuant to which the parties agreed to terminate the existing Development Agreement and substitute in its place a new collaborative research agreement. Under the new collaborative research agreement the parties will jointly conduct research and development over a three year period directed toward certain improvements and enhancements to the Company's C-150 product. Siemens agreed to fund an aggregate of $15 million of Imatron-managed research and development for a three year period beginning April 1, 1995, subject to achieving mutually agreed upon goals and objectives. Pursuant to the funding, Imatron will contribute a portion equal to fifty percent of Siemens' contribution for the sole purpose of conducting the collaborative agreement. The primary goals of the research and development program are to develop and enhance system performance, increase product reliability, reduce manufacturing costs, and improve system upgradability. The results of the collaborative research will be jointly owned by the parties and cross-licensed. The Company recognized $3,884,000 of revenue under the collaborative agreement during the 1995 fiscal year.

Imatron also performs contract research for government agencies in computed tomography and related X-ray technologies. During 1991 the Company was awarded an extension of its research contracts from the National Institutes of Health and the U.S. Army. The contract periods ranged from one to four years with an aggregate contract amount in excess of $2,000,000. Research and development contracts for government agencies contributed approximately $0, $368,000, and $845,000 in revenues in 1995, 1994 and 1993, respectively.


                                    MARKETING

The Company's scanners are utilized by a variety of customers including large teaching and research hospitals, medium-size hospitals and imaging clinics.

The Company sells its Ultrafast CT product directly and through distributors. The Company has, or had, the following distribution arrangements:

UNITED STATES, CANADA, AND EUROPE

In April 1995, the Company entered into an agreement with Siemens giving Siemens the exclusive right to distribute the Company's C-150 scanner in the United States, Canada, Europe and India. (See "Transactions With Siemens Corporation" below).

JAPAN

Beginning in 1986, Mitsui & Co., Ltd. ("Mitsui") was the distributor of the Company's products in Japan, either directly or through a third-party distributor. On December 10, 1993 Imatron entered into two agreements with Mitsui that became effective in January of 1994, the Settlement Agreement and the Transition Agreement. Pursuant to these agreements, Mitsui agreed to pay Imatron $1.5 million in consideration of Imatron's agreement to relieve Mitsui of its obligation to purchase additional Ultrafast CT scanners from Imatron. Imatron agreed to purchase certain Ultrafast CT scanner inventory from Mitsui and to undertake all service and warranty responsibility for the Ultrafast CT scanners installed in Japan. Imatron further agreed to complete certain sales contracts currently in place between Mitsui and various end users in Japan.

On January 7, 1994, Imatron entered into a Joint Company Agreement with Tobu Land System Company and Kino Corporation pursuant to which a joint venture company was established to market, sell, install and service Imatron CT scanners. The joint venture was designated as Imatron Japan Inc. Imatron Japan Inc. is owned 51% by Tobu Land System Company, 25% by Kino Corporation and 24% by Imatron. Imatron did not assume any financial funding requirements associated with the formation of Imatron Japan Inc. The Company's investment in Imatron Japan Inc. is carried in the accompanying financial statements at no value. Imatron is under no obligation to fund the operations of Imatron Japan Inc. and is prepared to abandon its interest.

On February 3, 1994, Imatron and Imatron Japan Inc. entered into a Distributorship Agreement pursuant to which Imatron Japan Inc. has been appointed as Imatron's Distributor in Japan. Imatron has transferred its rights and obligations under the Transition Agreement between Imatron and Mitsui & Co. Ltd. to Imatron Japan Inc. Imatron Japan Inc. took delivery of six Ultrafast CT scanner systems from Imatron in 1994.

In 1995, Imatron Japan Inc. purchased five CT scanner systems and two refurbished systems. In connection with the sales, the Company paid $130,000 in commissions for every new Ultrafast CT scanner sold to Imatron Japan KK.

Imatron Japan Inc. has ordered five additional Ultrafast CT scanner systems and one refurbished system for delivery in 1996.

HONG KONG AND TAIWAN

The Company has a  Distributorship  Agreement with Polly Force Co., Ltd. ("Polly
Force") pursuant to which Polly Force has the exclusive right to sell and service the Company's Ultrafast CT scanner in Hong Kong and Taiwan.
This agreement is renewable by the Company on an annual basis.

RELIANCE ON DISTRIBUTORS

A substantial portion of the Company's sales of its scanners is done through distributors. There is no assurance that the Company's distibutors will actually meet their contractual minimums on a timely basis. Failure by the distributors to meet their obligations could adversely affect the Company.

SALES INFORMATION

The end user list price for the Ultrafast CT scanner varies depending on the configuration and country to which the scanner is shipped. The sales price includes installation by field service personnel, system check and certification, customer training in the scanner's use, and a limited 12-month parts warranty. In addition, local taxes and import duties may be added. This price, which is significantly higher than that of conventional CT scanners, may serve to limit sales of the Company's scanner to larger hospitals and medical imaging clinics that are able to generate a higher than average volume of patient usage to offset its higher cost.

Unit export sales for fiscal years ended December 31 are as follows:

                                        1995              1994             1993
                                        ----              ----             ----

         Total Export Sales              7                 10                2


                      TRANSACTIONS WITH SIEMENS CORPORATION

In March 1991, the Company entered into a Basic Agreement with Siemens Corporation ("Siemens") which consisted of four separate sub-agreements each of which has been subsequently modified in various respects by the parties.

On March 31, 1995, the Company and Siemens entered into an agreement (the "Memorandum of Understanding" or "MOU") pursuant to which the relationship of the parties as established by the Basic Agreement was substantially restructured. Pursuant to the MOU, the sub-agreements of the Basic Agreement were terminated and a number of new relationships were created. First, a $4 million term loan was canceled in exchange for the transfer to Siemens of all of Imatron's interest in five patents subject to a royalty-bearing license back to Imatron and the cancellation of the minimum purchase provision of the previous distribution agreement. Second, the parties agreed to terminate, as of March 31, 1995, the existing Development Agreement and substitute in its place a new collaborative research agreement pursuant to which the parties will jointly conduct research and development over a three year period directed toward certain improvements and enhancements to the Company's C-150 product described above. Third, Siemens was appointed Imatron's exclusive distributor for the company's C-150 Ultrafast scanner in the United States, Canada, Europe and India for a three year period effective April 1, 1995. Imatron retains exclusive distribution rights in the rest of the world. Fourth, the Company and Siemens granted reciprocal licenses to each other covering the electron beam technology presently used (and to be developed) relating to the design and manufacture of electron beam products.

Pursuant to the new collaborative research agreement, Siemens has agreed to fund an aggregate of $15 million of Imatron-managed research and development over the next three years, subject to achieving certain mutually agreed upon goals and objectives. Pursuant to the funding, Imatron will contribute a portion equal to fifty percent of Siemens' contribution for the sole purpose of conducting the collaborative agreement. The primary goals of the research and development program are to develop enhanced system performance, increase product reliability, reduce manufacturing costs, and improve system upgradability. The results of the collaborative research will be jointly owned by the parties and cross-licensed.

Siemens has agreed to use its best efforts to distribute the Company's C-150 product in its exclusive markets subject to no minimum purchase obligations. Siemens has the option to extend the term of the Distribution Agreement for an additional three year period. Any extension of the agreement is subject to agreement on minimum purchase commitments. Imatron and Siemens have agreed that Siemens will be the distributor of the Company's C-150 units to HeartScan Imaging, Inc., the Company's wholly-owned subsidiary, in those markets where Siemens has exclusive distribution rights. Siemens purchased one unit in 1995.

Pursuant to the cross licensing agreement, Siemens has granted Imatron a license to: (a) all of the research results from the prior development agreement; (b) the patents transferred by Imatron to Siemens; and (c) Siemens' rights under the new collaborative research agreement. Imatron has granted a license to Siemens in the field of medical imaging to: (a) Imatron's rights under the new collaborative research agreement; and (b) Imatron's electron beam technology. Pursuant to the license, Imatron has agreed not to grant to any third party a license in the field of medical imaging during the term of the Distribution Agreement and the collaborative research agreement and for a period of three years thereafter. Siemens may not use Imatron's technology to manufacture C-150 scanners until Imatron has delivered to Siemens 50 such units in any year, not including systems designated for use in HeartScan centers, or in the event Imatron is unable to perform its obligations to Siemens under the Distribution Agreement.


                           INVISION TECHNOLOGIES, INC.

In 1990 the Company established a joint venture company, InVision Technologies, Inc. (formerly Imatron Industrial Products, Inc.), with FI.M.A.I. Holding S.A. ("FI.M.A.I."), a shareholder of Imatron, to develop, manufacture, market and support advanced CT technology in the baggage, parcel and freight scanning market. Upon organization, Imatron contributed $250,000, certain parts, components and material and entered into a Technology License Agreement.

The Technology License Agreement between the Company, FI.M.A.I. and InVision Technologies, Inc. ("InVision") grants InVision an exclusive, worldwide, perpetual and fully-paid license to use the Company's technology and patents for the development, manufacture, use, and sale of compact medical scanner products for military field applications, and mail, freight, parcel or baggage scanner products. Also, InVision has agreed to grant back to Imatron an exclusive, worldwide, perpetual and fully-paid right and license to use InVision's technology and patents outside of InVision's field of use.

As of December 31, 1995, Imatron's interest in InVision was approximately 1% which is carried in the Company's consolidated financial statements at no value. As of December 31, 1995, InVision had an accumulated deficit. The Company is under no obligation to fund the accumulated deficit of InVision and is prepared to abandon its interest.



                                   COMPETITION

In the non-cardiac imaging applications market (comprised principally of hospital radiology departments), the Company's principal competition is from current manufacturers of conventional CT scanners, including General Electric Company, Siemens Corporation, Elscint, Picker International, Inc., Philips Medical Systems and Toshiba Medical Corporation. Non-invasive diagnostic imaging techniques such as ultrasound, radioisotope imaging, digital subtraction angiography and magnetic resonance imaging are also partially competitive with the Company's scanners, particularly in the cardiac imaging market. Each of the companies named above, as well as ATL, Accuson and ADAC Laboratories, markets equipment using one or more of these techniques. All of these companies have greater financial resources and larger and more established staffs than those of the Company and their products are in most cases substantially less expensive than the Ultrafast CT scanner.

The Company believes that to compete successfully against these competitors, it must demonstrate that the Ultrafast CT scanner is both an acceptable substitute for conventional CT scanners in scanning areas of the body where motion is not a limitation and a valuable cardiac diagnostic tool capable of producing useful images of the heart. Although the Company believes that the Ultrafast CT can produce images of a quality and resolution as good as or superior to images produced by "state of the art" conventional CT scanners, it lacks certain features that many competing premium scanners offer. These include lack of a high-resolution mode for imaging the temporal bones and inner ear. There is no certainty that potential purchasers of the Company's scanner will accept it without such features.

Also, the Company believes that customers and potential customers expect a continuing development effort to improve the functionality and features of the scanner. The Company continually seeks to develop product enhancements and improve product reliability. Imatron's future success may depend on its ability to complete certain product enhancement and product reliability projects currently in progress, as well as on its continued ability to develop new products or product enhancements in response to new products that may be introduced by other companies. There can be no assurance that Imatron will be able to continue to improve product reliability or introduce new product models or product enhancements as required to remain competitive.

Other factors, in addition to those described above, that a potential purchaser would consider in the decision to replace a conventional CT scanner with an Ultrafast CT scanner include purchase price, patient throughput capacity, anticipated operating expenses, estimated useful life and post-sale customer service and support. The Company believes that its scanner and/or the Company is competitive with respect to each of these factors.


                                  MANUFACTURING

The Company manufactures its scanner at its South San Francisco, California facility. To date, the typical manufacturing cycle has required six months from the authorization of manufacturing to the delivery of a scanner.

Many of the components and sub-assemblies used in the scanner have been developed and designed by Imatron to its custom specifications and are obtainable from limited or single sources of supply. In view of the customized nature of many of these components and sub-assemblies, there may be extended delays between their order and delivery. Delays in such delivery could adversely affect Imatron's present and future production schedules. The Company has made and continues to make inventory investments to acquire long lead time components and sub-assemblies to minimize the impact of such delays. In recent years, the Company has developed alternative sources for many of its scanner subcomponents and continues its programs to qualify vendors for the remaining critical parts.

Also, certain vendors currently require cash-on-delivery or prepay payment terms. There can be no assurance that such actions will not adversely affect the Company's production schedule and its ability to deliver products in a timely manner. As a result of certain vendors currently requiring cash-on-delivery or prepay terms, the Company must maintain higher levels of cash and other sources of credit to fund material purchases than otherwise would be required.

                              GOVERNMENT REGULATION

Amendments to the Federal Food, Drug, and Cosmetic Act ("Amendments") enacted in 1976, and regulations issued or authorized thereunder, provide for regulation by the Federal Food and Drug Administration ("FDA") of the marketing, manufacture, labeling, packaging, sale and distribution of "medical devices," including the Company's scanner. Among these regulations are requirements that medical device manufacturers register their manufacturing facilities with the FDA, list devices manufactured by them, file various reports and comply with specified Good Manufacturing Practice (GMP) regulations. The FDA enforces additional regulations regarding the safety of equipment utilizing x-rays, including CT scanners. Various states also impose similar regulations.

The Amendments also impose certain requirements which must be met prior to the initial marketing of medical devices introduced into commerce after May 28, 1976. Other requirements imposed on medical device manufacturers include a pre-market notification process commonly known as the 510(k) application to market a new or modified medical device. Additionally, and specifically if required by the FDA, a pre-market approval (PMA) may be required. This process is potentially expensive and time consuming and must be completed prior to marketing a new medical device. The Company has received appropriate clearances from the FDA to market both the C-100 and C-150 Ultrafast CT scanner. The Company believes that it is presently in substantial compliance with the GMP requirements and other regulatory issues promulgated by the FDA.

The FDA also regulates the safety and efficacy of radiological devices. Although the Company believes it is in compliance with all applicable radiological health regulations promulgated by the FDA, there can be no assurance that the Ultrafast CT scanner will continue to comply with all such standards and regulations that may be promulgated. In any event, compliance with all such requirements can be costly and time consuming, with a resultant materially adverse effect upon the development of the Company's business and its future profitability.

FDA clearance to market does not guarantee or imply reimbursement by third-party payers such as Medicare, Medicaid, Blue Cross/Blue Shield or private health insurers. Medicare and Medicaid reimburse for procedures that are generally accepted or that have been proven safe and effective. The Health Care Financing Administration ("HCFA"), which oversees Medicare and Medicaid payment policies, will not authorize payment for procedures which are considered to be experimental. HCFA has determined that diagnostic examinations of the head and other parts of the body performed by CT scanners are covered if the contractor who administers the local Medicare program finds that medical and scientific literature and opinion support the effective use of a scan for the particular condition.

The Federal government and certain states have enacted cost-containment measures such as the establishment of maximum fee standards in an attempt to limit the extent and cost of governmental reimbursement of allowable medical expenses under Medicare, Medicaid and similar governmental programs. A number of states have adopted or are considering the adoption of similar measures. Such limitations have led to a reduction in, and may further limit funds available for, the purchase of diagnostic equipment such as the Company's scanner and in the number of diagnostic imaging procedures performed in hospitals and other medical institutions such as imaging clinics.

Certain states have adopted requirements that hospitals and other health care facilities, such as imaging clinics, obtain a Certificate of Need ("CON") for major capital expenditures, in the absence of which they will be denied reimbursement for services and funding relating to such capital expenditures. A number of states have enacted more stringent CON legislation such as requiring private physicians to obtain a CON for any CT scanner, regardless of cost. There can be no assurance that Imatron's potential customers will be able to secure CON's or will be willing to pursue the application procedure.

The Company's primary customers operate in the helathcare industry. The health care industry is highly regulated. Both existing and future governmental regulations could adversely impact the market for the Company's Ultrafast CT scanner and the Company's business. The Company's operations are also subject to regulation by other federal, state and local governmental entities empowered to enforce pertinent statutes and regulations, such as those enforced by the Occupational Safety and Health Agency and the Environmental Protection Agency. In some cases, state or local regulations may be stricter than regulations imposed by the federal government. The Company was most recently inspected by the State of California, Department of Occupational Safety and Health
Administration in November, 1993. Minor violations were issued by Cal/OSHA and were immediately corrected by the Company. The subsequent follow up inspection in December 1993 by the same regulatory body yielded satisfactory results without the issuance of further notice of violation. The Company believes that it is in substantial compliance with California regulations applicable to its business.



                              PATENTS AND LICENSES

Imatron relies heavily on proprietary technology which it attempts to protect through patents and trade secrets.

In February 1981, the Company was granted the exclusive use for five years and non-exclusive use thereafter of certain technology and a patent pending owned by the University of California (UC) under the terms of a license agreement between UC and Emersub, a wholly-owned subsidiary of a former principal shareholder of the Company, and a sublicense agreement between Emersub and Imatron Associates (the predecessor to the Company), respectively. In June 1986, the license and sublicense agreements were amended to extend the Company's exclusive use of the technology through the remaining 9-year life of the patent in exchange for modified minimum annual royalty payments. Under the terms of Emersub's license with UC, Emersub was obligated to make certain additional payments in connection with the license. In October 1990, pursuant to subsequent amendments of the license and sublicense agreements the Company issued an aggregate of 132,813 shares of Series A Preferred Stock to UC and Emersub in satisfaction of this obligation. The University of California converted their 125,000 Series A Preferred Stock into 625,000 common stock shares in 1993. Emersub converted their 7,813 Series A Preferred Stock into 39,065 common stock shares in September 1995.

In addition, the sublicense agreement, as amended, requires the Company to pay annual royalties to Emersub equal to 2.125% of net sales of certain of the Company's products. The Company's Chairman of the Board, Dr. Douglas P. Boyd, receives 6% of all of the royalties paid by Emersub to UC. Loss by Imatron of its rights under the patent as a result of termination of its sublicense from Emersub, or the underlying license, could have a material adverse effect upon Imatron's business and future prospects. There are no present disputes with either UC or Emersub.

Development of portions of the technology covered by the UC patent and sublicensed to Imatron has been funded in substantial part through research financing made available to UC by the National Institutes of Health. As a result of such financing, it is possible that the U.S. Government may assert certain claims in such UC patents, including the right to a royalty-free license for governmental use.

In addition, Imatron holds twenty-seven U.S. Patents of its own (each with a remaining life in excess of 3 years) and has filed three U.S. patent applications covering various integral components of the scanner including, among others, its electron beam assembly and its x-ray detector and has filed applications corresponding to several of these patents and applications in various European Patent Convention countries, Canada and Japan. There can be no assurance that any such applications will result in the issuance of a patent to the Company. Imatron's patents and patent applications have not been tested in litigation and no assurance can be given that patent protection will be upheld or will be as extensive as claimed. Furthermore, no assurance can be given as to the Company's ability to finance litigation against parties which may infringe upon such patents or parties which may claim that the Company's scanner infringes upon their patents. However, the agreement signed by the Company and Siemens Corporation in March 1991 allows Siemens Corporation to enter litigation in favor of Imatron.

On March 31, 1995, the Company and Siemens Corporation (Siemens) entered into an agreement (the "Memorandum of Understanding") relating in part to certain of the Company's patents (See "Transactions With Siemens Corporation" ). Pursuant to the agreement, the Company transferred to Siemens five patents, two of which cover features of the Company's C-150 scanner, in consideration of the cancellation by Siemens of a $4 million term loan to the Company. As part of the agreement Siemens granted to the Company a non-exclusive, irrevocable, perpetual license to the five patents. The license is subject to a royalty of $20,000 for each new C-150 unit produced by the Company beginning with the twenty-first C-150 unit produced in any year.

Siemens has recently asserted a claim against the Company regarding the lapse of certain foreign registrations of one of the patents assigned to Siemens by the Company in connection with the March 31, 1995 agreement between the companies. The technology involved in the patent is not used presently in any of the Company's products. The Company believes that it can provide a new patent to Siemens to replace the lapsed patent. While an unfavorable resolution of the claim is not expected to have a material effect on the Company's financial position, it could however, have a material effect on the results of operations of a particular future period.

In the event some or all of the Company's patent applications are denied and/or some or all of its patents held invalid, the Company would be prevented from precluding its competitors from using the protected technology set forth in such patent applications or patents. Because the Company's products involve confidential proprietary technology and know-how, the Company does not believe such a loss of patent rights would have a material adverse effect upon the Company.

The Company also believes that many of its proprietary technologies are better protected as trade secrets or copyrights than by patents. Moreover, although protection of the Company's existing proprietary technologies is important, other factors such as product development, customer support and marketing ability are equally important to the development of the Company's business.


                                    EMPLOYEES

As of March 1, 1996, the Company had 190 employees, including 30 employees in service, 8 in sales/marketing, 61 scientists and engineers in research and development, 53 employees in manufacturing, 17 employees in finance and administration and 21 in HeartScan. None of the Company's employees are represented by a labor union and no work stoppages or strikes have occurred. The Company believes that it has good labor relations with its employees.


                                 CERTAIN FACTORS

In evaluating the Company and its business, the following factors should be given careful consideration, in addition to the information mentioned elsewhere in this Form 10-K:

OPERATING HISTORY

Imatron was incorporated in February, 1983 and in March, 1983 became the successor to Imatron Associates, a limited partnership established in February, 1981. Imatron operated as a development-stage company until the fourth quarter of 1984, at which time it recognized its initial sale of an ULTRAFAST CT scanner. Imatron incurred losses each quarter from inception in February, 1981 through December 31, 1990. Its first recorded profitable year was the year ended December 31, 1991 during which a $4,000,000 payment for the licensing of technology to Siemens Corporation was received. The Company incurred net losses of $2,871,000 and $6,523,000 in the years ended December 31, 1993 and 1992, respectively. 1994 was the Company's first year of income from operations. In 1995, the Company incurred a net loss of $2,449,000. There is no assurance that

Imatron can return to profitable operations in the future. In the past, Imatron has funded its losses primarily though the sale of securities in two public offerings and a number of private placements, through the exercise of options and warrants, through the 1991 license for medical uses of its electron-beam technology to Siemens Corporation, and through revolving lines of credit. In 1995, the Company raised $9,882,000 (net of offering costs) in two offerings of Common Stock to certain institutional investors. The Company has an accumulated deficit of $57,557,000 at December 31, 1995.

Management believes that cash, cash equivalents and short-term investments existing at December 31, 1995 and the estimated proceeds from ongoing sales of products and services in 1996 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 1996.

NEED FOR ADDITIONAL FINANCING

To satisfy the Company's future capital and operating requirements, profitable operations or additonal public or private financing will be required. If future public or private financing is required by the Company, holders of the Company's securities may experience dilution. If such financing cannot be obtained, the Company may seek to sell or license additional portions of its technology, to sell some or all of its other assets or to merge with another company. In addition, HeartScan will need substantial additional financing to fund its plan to own and operate CAS centers. To date, HeartScan has been unable to raise such funds and has relied upon the Company for financing. In the event HeartScan cannot raise such funds it will have to curtail its expansion activities.

MATERIAL DEPENDENCE UPON KEY PERSONNEL

The Company has been, and will continue to be, materially dependent upon the technical expertise of its engineering management personnel. The loss of a significant number of such personnel would have a materially adverse effect upon the Company's business and future prospects. The Company does not maintain key-man life insurance.

HIGH COST OF SCANNER

The distributor list price of Imatron's Ultrafast CT scanner is significantly higher than that of commercially available conventional CT scanners and slightly higher than the price of "top-of-the-line" scanners. Such pricing may limit the market for Imatron's product. Potential customers' budgetary limitations, including those imposed by government regulation, may often compel the purchase of lower cost, conventional CT scanners.

LIMITED CLINICAL DEMONSTRATION OF CERTAIN ADVANTAGES OF THE COMPANY'S SCANNER

The Company's scanner has been used in a clinical environment on humans since April 1983. Clinical use of the C-100 XL scanner model began in February 1989 and twenty-seven C-150 scanners are currently installed in a clinical setting. The Company believes that market acceptance of the Ultrafast CT scanner continues to depend in substantial part upon the clinical demonstration of certain asserted technological advantages and diagnostic capabilities. There is no assurance that these asserted technological advantages and diagnostic capabilities will result in the development of a significant market for the Ultrafast CT that will allow the Company to operate profitably.

PRODUCT LIABILITY RISKS

As a manufacturer and marketer of medical diagnostic equipment, the Company is subject to potential product liability claims. For example, the exposure of normal human tissue to x-rays, which is inherent in the use of CT scanners for diagnostic imaging, may result in potential injury to patients subjecting the Company to possible liability claims. The Company presently maintains primary and excess product liability insurance with aggregate limits of $5.0 million per occurrence. No assurance can be given that the Company's product liability insurance coverage will continue to be available or, if available, that it can be obtained in sufficient amounts or at reasonable cost or that it will prove sufficient to pay any claims that may arise.

VOLATILITY OF STOCK PRICE

The market prices for securities of advanced technology companies have historically been highly volatile, including the market price of shares of the Company's Common Stock. Future announcements by the Company or its competitors, including announcements concerning technological innovations or new commercial products, results of clinical testing, changes in government regulations, regulatory actions, health care reform, proprietary rights, litigation and public concerns as to the safety of the Company's or its collaborators' products, as well as period-to-period variances in financial results could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many advanced technology companies that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

NO DIVIDENDS ON PREFERRED AND COMMON STOCK

The Company has not paid any dividends on its Preferred or Common Stock since inception. Even if its future operations result in revenues and/or profitability, as to which there can be no assurance, there is no present anticipation that dividends will be paid. Rather, the Company expects that any future earnings will be applied toward the further development of the Company's business.

ITEM 2 - PROPERTIES

The Company's manufacturing, research and development, marketing and administrative operations occupy approximately 70,000 square feet of leased space in modern buildings located in South San Francisco, California under leases expiring in October, 2001. Under certain future conditions the facilities could be expanded to approximately 75,000 square feet. The HeartScan clinics located in Seattle, WA, and Houston, TX, are occupying approximately 3,000 square feet each of leased space in medical buildings close to hospitals. The leases are renewable in July 1998, and May 2000, respectively.

The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate any future expansion of the Company's operations.


ITEM 3 - LEGAL PROCEEDINGS

None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Imatron's shareholders during the quarter ended December 31, 1995.

             SUPPLEMENTAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages and positions with the Company are set forth below. Unless otherwise indicated, officers are full-time employees and serve at the discretion of the Board of Directors.

Name                                Age         Position

Dr. Douglas P. Boyd                 54          Chairman of the Board
                                                Chief Technology  Officer

S. Lewis Meyer                      51          President
                                                Chief Executive Officer

Dale E. Grant                       50          Executive Vice President,
                                                Sales and Marketing President,
                                                HeartScan Imaging, Inc.

Gary H. Brooks                      47          Vice President, Finance and
                                                Administration, Chief Financial
                                                Officer, Secretary

Dr. Boyd is a founder of Imatron, Inc. and has served as Chairman of the Board of Directors since inception. Dr. Boyd currently also serves as Chief Technology Officer and has served in a variety of executive positions in the past. Prior to Imatron's formation he was Professor of Radiology (Physics) at the University of California, San Francisco, and prior thereto served in various research positions at Stanford University and Bell Telephone laboratories. Dr. Boyd is internationally recognized for his pioneering work in the development of fan-beam CT scanners, Xenon detector arrays, and Electron-Beam CT, for which he has been awarded ten U.S. patents. He has published more than 100 scientific papers and is a frequent speaker at university seminars and other scientific symposia. He has received several awards for his contributions, including the prestigious Conway Safe Sky's Award which was presented in Singapore in 1993 for contributions to airline travel safety related to the development of a CT baggage explosives detection system.

Dr. Boyd received his B.S. in Physics from the University of Rochester in 1963 and a Ph.D. in Physics from Rutgers University in 1968.


S. Lewis Meyer was appointed President, Chief Executive Officer and Director of Imatron in June 1993. From April, 1991 to the time he joined Imatron, he was Vice President, Operations of Otsuka Electronics (U.S.A.) Inc., Fort Collins, Colorado, a manufacturer of clinical MR systems and analytical NMR spectrometers. From August 1990 to April 1991, he was a founding partner of Medical Capital Management, a company which provided consulting services to medical equipment manufacturers, imaging services providers and related medical professionals. Prior thereto, he was employed as President, Chief Executive Officer and Chairman of the Board of American Health Services Corp., a publicly held, nationwide developer and operator of diagnostic imaging treatment centers.

Before his participation in the founding of American Health Services Corp., Mr. Meyer held various general management and marketing management positions at EMI Medical Inc., the pioneer developer and manufacturer of CT scanners and Varian Associates, the world's leading manufacturer of medical linear accelerators.

Mr. Meyer is a Director of BSD Medical Corporation, a publicly held company in the business of designing and manufacturing medical hyperthermia equipment.

Mr. Meyer received his B.S. degree in Physics in 1966 from the University of the Pacific, Stockton, California, a M.S. in Physics in 1968 from Purdue University and Ph.D. in Physics from Purdue University in 1971.

Mr. Grant was appointed Executive Vice President of the Company on January 3, 1994. Mr. Grant's primary responsibilities include direct supervision of the Company's Sales, Service and Marketing programs. Mr. Grant is also President of HeartScan Imaging, Inc. and will be responsible for developing the HSI business. From September, 1990 to the time he joined the Company, Mr. Grant was Vice President, Sales and Marketing for Otsuka Electronics (U.S.A.) Inc. Prior to Mr. Grant's employment with Otsuka Electronics, he served for five years as a Vice President of American Health Services Corporation.

Prior to joining AHSC, Mr. Grant served as both Regional and National Sales Manager for EMI Medical. Mr. Grant has provided consulting services to hospitals and physician groups throughout the U.S. assisting in the development of joint venture imaging centers.

Mr. Brooks was appointed Vice-President, Finance and Administration, Chief Financial Officer and Secretary of Imatron in December of 1993. Prior to joining Imatron, Mr. Brooks was Chief Financial Officer for five years at Avocet, a privately held, sports electronics manufacturer. Prior thereto, he had progressively more responsible positions in accounting and finance at several Fortune 500 corporations including Ford, Rockwell, Bendix and ITT.

Mr. Brooks received his B.A. in Zoology, 1971, University of California, Berkeley and a M.B.A. in Finance and Accounting, 1973, University of California, Los Angeles.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Since April 1985, the Company's Common Stock has traded on the NASDAQ National Market System under the NASDAQ symbol "IMAT".

The following table sets forth, for the periods indicated, the range of high and low sales prices, all as reported by NASDAQ. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                              1995                              1994
Quarter:               High          Low                High            Low
                  --------------  -----------      ------------     -----------
First              $ 1.31         $ .97             $ 2.06           $ .50
Second               1.22           .81               1.88             .81
Third                3.63           .75               1.41             .88
Fourth               2.97          1.47               1.56             .88


As of March 20, 1996 there were approximately 6,570 holders of record of the Company's common stock. On March 20, 1996 the closing price of the Company's common stock on NASDAQ was $ 2.75.

                              DIVIDEND INFORMATION

The Company has paid no cash dividends on its Common Stock since incorporation and anticipates that for the foreseeable future it will retain any earnings for use in its business.

ITEM 6 - SELECTED FINANCIAL DATA

                                  IMATRON INC.
                         SELECTED FINANCIAL INFORMATION
                    (In thousands, except per share amounts)

                              OPERATING INFORMATION

Year Ended December 31        1995       1994        1993       1992      1991
----------------------      -------     -------     ------     ------     -----

Total revenues              $26,700    $33,571     $25,111   $14,263    $22,933
Net income(loss)            $(2,449)   $ 2,310     $(2,871)  $(6,523)   $ 1,010
Net income(loss)per share   $ (0.04)   $  0.04     $ (0.06)  $ (0.15)   $  0.02
Number of shares used
  in per share calculations  57,598     62,102      47,865    43,294     51,889



                            BALANCE SHEET INFORMATION

At December 31               1995        1994        1993       1992      1991
----------------------      -------     ------      ------     ------    ------

Working capital            $14,252     $ 8,741     $ 5,536    $ 6,971   $ 4,471
Total assets               $30,876     $21,173     $15,903    $18,602   $19,399
Long-term debt             $    -      $ 4,992     $ 4,992    $ 4,992   $ 2,667
Total liabilities          $14,651     $14,303     $12,265    $12,332   $11,010
Shareholders' equity       $16,225     $ 6,870     $ 3,638    $ 6,270   $ 8,389

The Company did not pay any cash dividends on its Common Stock during any of the periods presented above.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company had working capital of $14.3 million which was a 64% increase compared to working capital of $8.7 million at December 31, 1994. The current ratio increased to 2.4:1 from 1.9:1 at December 31, 1994.

The Company's assets increased in 1995 by 46% to $30.9 million compared to December 31, 1994 total assets of $21.2 million primarily due to proceeds realized of $9,882,000 (net of offering costs) from a private placement offering. In addition, net property and equipment increased $4.4 million of which approximately $4.2 million is related to capitalized leases. Capital lease obligations of $4.2 million were entered into in 1995 principally due to the establishment of two new HeartScan clinic scanners. The deferred income of $1.3 million is related to sales of scanners subject to sale-leaseback arrangements.

In connection with the March 1995 Memorandum of Understanding with Siemens, the $4 million note payable to Siemens was cancelled in exchange for five patents and termination of the minimum puchase obligation. (See Note 5 to the Consolidated Financial Statements.)

Management believes that cash, cash equivalents and short-term investments existing at December 31, 1995 and the estimated proceeds from ongoing sales of products and services in 1996 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 1996.

The Company anticipates that 1996 capital equipment acquisitions will increase from 1995 due to the expansion of HeartScan clinics.

To satisfy the Company's capital and operating requirements beyond 1996, profitable operations, additional public and/or private financing or the incurrence of debt may be required. If future public or private financing is required by the Company, holders of the Company's securities may experience dilution. There can be no assurance that equity or debt sources, if required, will be available or, if available, will be on terms favorable to the Company or its shareholders.

The Company does not believe that inflation has had a material effect on its revenues or results of operations.

                              RESULTS OF OPERATIONS

1995 vs. 1994

Overall revenues decreased 20% from $33.6 million in 1994 to $26.7 million in 1995. Product sales, including $1.8 million under the sale-leaseback arrangements, decreased 35% due to decreased scanner shipments which was partially offset by higher option/upgrade revenues. Scanner shipments in 1995 were 10 units versus 16 units in 1994. Service revenues increased 16% from $4.8 million in 1994 to $5.5 million in 1995 primarily due to higher spare parts shipment. Research and development contract revenues went up by 5% to $5.6 million compared to $5.4 million in 1994. Clinic revenues increased by 99% due to an increase in number of patient scans attributed to increased clinic advertisements.

Product costs as a percentage of revenues was 89% in 1995 versus 71% in 1994. This increase is the result of lower realized per unit revenue and overhead expenses being allocated to a smaller number of units. The cost of service revenues as a percentage of revenues decreased to 71% in 1995 versus 85% in 1994. This decrease is the result of lower scanner maintenance costs. Cost of clinic revenues as a percentage of revenues went up to 293% as compared to 226% in 1994 because of start-up expenses related to the establishment of new HeartScan clinics.

The cost of development contracts as a percent of development contract revenues decreased to 88% in 1995 versus 97% in 1994. The continued high level of cost is due primarily to head count and associated costs required to continue activities under the Siemens Collaborative Agreement.

Operating expenses for 1995 increased by 38% as compared to 1994. Research and development expenses are 63% higher in 1995 primarily due to the increased use of consultants and prototype materials necessary under the Siemens' Collaborative Agreement. Marketing and sales expenses were up 51% in 1995 versus 1994 primarily because of commissions paid for scanners sold to Imatron Japan KK and increased marketing costs for HeartScan, a wholly-owned subsidiary of Imatron. General and administrative expenses increased 6% in 1995 as compared to 1994.

The increase in other income in 1995 is a result of the elimination of the $4.0 million term loan with Siemens in exchange for the transfer of five Imatron EBT patents and the cancellation of Siemens' existing minimum purchase obligations under the previous distribution agreement.

Interest expense decreased 44% as compared to 1994 primarily due to the elimination of the $4.0 million term loan with Siemens.


1994 vs. 1993

Overall revenues increased 34% from $25.1 million in 1993 to $33.6 million in 1994. Product sales increased 56% due to increased scanner shipments and higher option/upgrade revenue. Scanner shipments in 1994 were 16 units versus 12 units in 1993. Service and Research and Development contract revenues in 1994 of $4.7 million and $5.4 million, respectively, remained essentially flat with 1993 levels.

The cost of revenues as a percentage of revenues improved to 78% in 1994 from 94% in 1993.

Product cost as a percentage of revenues was 71% in 1994 versus 88% in 1993. This decrease is due partially to higher average unit revenue and lower overhead expenses. The cost of service revenues decreased to $4.0 million in 1994 from $4.9 million in 1993 due to reduced site costs related to servicing installed scanners.

The cost of development contracts as a percent of development contract revenues of 97% in 1994 remained consistent with 1993. The continued high level of cost is due primarily to head count and associated costs required to meet the remaining milestones of the Siemens development contract.

Operating expenses for 1994 increased by 41% as compared to 1993. Research and development expenses were 28% higher in 1994 primarily due to the increased use of consultants and prototype materials. Marketing and sales expenses were up 74% in 1994 versus 1993 largely because of increased sales expense related to the higher level of scanner shipments, support of the distributor agreements in Asia and increased marketing costs for HeartScan, a wholly-owned subsidiary of Imatron. General and administrative expenses increased 31% in 1994 as compared to 1993 due to increased salaries and benefit expenses, higher costs for shareholder and investor relations, and increased HeartScan costs.

The increase in other income in 1994 is a result of the $1.5 million payment received for the termination of Imatron's exclusive distributorship agreement with Mitsui & Co., Ltd. of Japan and the extinguishment of a $.8 million contingency with Siemens AG.

Other 1994 expenses were 30% higher compared to 1993 primarily due to higher interest rates on Imatron's debt obligations.



ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA

See Consolidated Financial Statements and Consolidated Financial Statement Schedules listed in Item 14 (a) 1 and 2.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

The information required by items 10, 11, 12 and 13 will be included in the definitive Proxy Statement for Registrant's 1995 Annual Meeting of Shareholders or in an amendment to the Form 10-K under cover of Form 8. The information required in this Part III will be filed with the Securities and Exchange Commission not later than 120 days after the end of the 1995 fiscal year.


                                     PART IV

ITEM 14 - EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1. Consolidated Financial Statements  See "Index to Consolidated
            Financial Statements" attached here to and made a part hereof.

         2. Consolidated Financial Statement Schedules Schedules are omitted because of the absence of conditions under which they are required.

         3. Exhibits The exhibits listed on the accompanying "Index to Exhibits" are filed as part hereof and are incorporated herein by reference.

(b)      Reports on Form 8-K

         None filed during the Company's fourth quarter ended December 31,1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 1996                     IMATRON INC.



                                       By  S. Lewis Meyer
                                           S. Lewis Meyer
                                           President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  SIGNATURE                        TITLE                               DATE
----------------           --------------------                   -------------


Douglas P. Boyd            Director,                             March 28, 1996
----------------           Chairman of the Board
Douglas P. Boyd


John L. Couch              Director                              March 28, 1996
---------------
John L. Couch


Giovanni Lanzara           Director                              March 28, 1996
----------------
Giovanni Lanzara


S. Lewis Meyer             Director,                             March 28, 1996
--------------             President and Chief Executive
S. Lewis Meyer             Officer


Terry Ross                 Director                              March 28, 1996
-----------
Terry Ross


Aldo J. Test               Director                              March 28, 1996
-------------
Aldo J. Test


Gary H. Brooks             Chief Financial Officer,              March 28, 1996
--------------             Chief Accounting Officer,
Gary H. Brooks             Vice President, Finance and
                           Administration, Secretary

                                  IMATRON INC.
                   Index to Consolidated Financial Statements


STATEMENT                                                                 PAGE


Report of Independent Auditors                                               25

Consolidated Balance Sheets at December 31, 1995 and 1994                    26

Consolidated Statements of Operations for the years ended
December 31, 1995, 1994 and 1993                                             27

Consolidated Statements of Shareholders' Equity for the years ended
December 31, 1995, 1994 and 1993                                             28

Consolidated Statements of Cash Flows for the years ended
December 31, 1995, 1994 and 1993                                             29

Notes to Consolidated Financial Statements                                   30

                         Report of Independent Auditors


Board of Directors and Shareholders
Imatron Inc.

We have audited the accompanying consolidated balance sheets of Imatron Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imatron Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                    ERNST & YOUNG LLP

San Francisco, California
February 9, 1996

                                  IMATRON INC.
                           Consolidated Balance Sheets
                             (Amounts in thousands)
                                                              December 31,
ASSETS                                                   1995            1994
------                                                 --------        --------


Current Assets
  Cash and cash equivalents                          $  7,269          $  1,694
  Short-term investments                                1,266                 -
  Accounts receivable                                   3,083             6,066
  Accounts receivable from affiliate                    2,957               780
  Notes receivable                                        250               660
  Inventories                                           8,937             8,236
  Prepaid expenses                                        563               616
                                                       --------          ------

    Total current assets                               24,325            18,052

Property and equipment, net                             6,260             1,893
Capitalized software, net                                  12               143
Development machinery, net                                  -               566
Other assets                                              279               519
                                                       --------         -------

    Total assets                                     $ 30,876          $ 21,173
                                                      =========         =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Borrowings under line of credit                    $    992          $      -
  Accounts payable                                      2,785             4,242
  Other accrued liabilities                             5,607             5,069
  Captial lease obligations - due within one year         689                 -
                                                     ----------        --------

    Total current liabilities                          10,073             9,311

Long term debt                                              -             4,992
Deferred income on sale leaseback transactions          1,267                 -
Capital lease obligations                               3,311                 -
                                                    -----------         -------
    Total Liabilities                                  14,651            14,303

Commitments and contingencies - Note 3 & 6

Shareholders' Equity
  Convertible preferred stock, authorized-10,000
   shares;issued and outstanding-0 shares in 1995
   and 1,308 in 1994                                        -             2,602
  Common stock, no par value;authorized-100,000
   shares;issued and outstanding-68,835 shares
   in 1995 and 53,631 in 1994                          72,282            57,876
  Additional paid-in capital                            1,500             1,500
  Accumulated deficit                                 (57,557)          (55,108)
                                                      ---------       ---------

  Total Shareholders' Equity                           16,225             6,870
                                                     ----------       ---------

    Total Liabilities and Shareholders' Equity       $ 30,876         $  21,173
                                                     ==========       =========

The accompanying notes are an integral part of these consolidated financial statements.


                                  IMATRON INC.
                      Consolidated Statements of Operations
                (Amounts in thousands, except per share amounts)
                                                                                     Year ended December 31,
                                                                           1995               1994               1993
                                                                       ---------------    ---------------    --------------
Revenues
     Product sales                                                     $       13,254      $      23,210     $      14,902
     Product sale-leaseback arrangements                                        1,820                  -                 -
     Service                                                                    5,529              4,750             4,553
     Development contracts                                                      5,637              5,380             5,513
     Clinics                                                                      460                231               143
                                                                       ---------------    ---------------    --------------

                       Total revenues                                          26,700             33,571            25,111
                                                                       ---------------    ---------------    --------------


Cost of revenues
     Product sales                                                             11,533             16,556            13,169
     Product sale-leaseback arrangements                                        1,820                  -                 -
     Service                                                                    3,952              4,021             4,859
     Development contracts                                                      4,978              5,227             5,332
     Clinics                                                                    1,350                521               309
                                                                       ---------------    ---------------    --------------

                       Total cost of revenues                                  23,633             26,325            23,669
                                                                       ---------------    ---------------    --------------

Gross profit                                                                    3,067              7,246             1,442


Operating expenses
     Research and Development                                                   3,430              2,101             1,646
     Marketing and Sales                                                        3,137              2,077             1,190
     General and Administrative                                                 2,658              2,519              1,925
                                                                       ---------------    ---------------    --------------

                       Total operating expenses                                 9,225              6,697             4,761
                                                                       ---------------    ---------------    --------------

Operating income (loss)                                                       (6,158)                549           (3,319)

Other income                                                                    4,021              2,342               912
Interest expense                                                                (312)              (558)              (464)
                                                                       ---------------    ---------------    --------------

Income (loss) before provision for income taxes                               (2,449)              2,333            (2,871)
                                                                       ---------------    ---------------    --------------

Provision for income taxes                                                          -               (23)                  -
                                                                       ---------------    ---------------    --------------

Net income (loss)                                                       $     (2,449)     $        2,310     $      (2,871)
                                                                       ===============    ===============    ==============
Net income (loss) per common share                                      $      (.04 )           $    .04     $        (.06)
                                                                       ===============    ===============    ==============

Number of shares used in per share calculations                                57,598             62,102            47,865
                                                                       ===============    ===============    ==============

The accompanying notes are an integral part of these consolidated financial statements.


                                  IMATRON INC.
                 Consolidated Statements of Shareholders' Equity
                             (Amounts in thousands)

                                             Convertible
                                           Preferred Stock         Common Stock           Additional      Accum-
                                                                                           Paid-in        ulated
                                         Shares     Amount      Shares      Amount         Capital        Deficit        Total
                                        --------   --------     -------     --------       --------       -------        ------

Balances at December 31, 1992            2,133     $4,247       47,267      $55,070        $1,500         $(54,547)      $6,270

Preferred stock converted to
  common stock                            (125)     (250)          625          250             -                -            -
Common stock issued for employee
  stock bonus and purchase plans,
  and exercise of employee stock
  options                                    -         -           262          139             -                -          139
Warrants exercised                           -         -           200          100             -                -          100
Net loss                                     -         -             -            -             -            (2,871)     (2,871)
                                        --------   --------      -------    --------       ---------      ---------      ----------
Balances at December 31, 1993            2,088      3,997       48,354        55,559         1,500          (57,418)       3,638
Preferred stock converted to
  common stock                            (700)    (1,395)       3,500         1,395             -                -            -
Common stock issued for employee
  stock bonus and purchase plans,
  and exercise of employee stock
  options                                    -          -        1,650           837             -                -           837
Common stock issued for services             -          -          127            85             -                -            85
Net Income                                   -          -            -             -             -             2,310        2,310
                                        --------   --------      -------    --------       ---------       ---------        -------

Balances at December 31, 1994            (1,308)     2,602      53,631        57,876         1,500          (55,108)        6,870

Preferred stock converted to
  common stock                            1,308     (2,602)      6,539         2,602             -                -             -
Common stock sold in a private
  placement, net of offering costs            -          -       6,459         9,882             -                -         9,882

Common stock issued for employee
  stock purchase plans and
  exercise of employee stock
  options                                     -          -       1,656         1,147             -                -         1,147
Warrants exercised                            -          -         550           775             -                -           775
Net loss                                      -          -           -             -             -           (2,449)        (2,449)
                                        --------    --------     -------     --------      --------        ----------       -------

Balances at December 31, 1995                 -          -      68,835      $ 72,282         $1,500        $ (57,557)      $ 16,225
                                        ==========  ========   ==========   =========      =========       ===========      =======

The accompanying notes are an integral part of these financial statements.


                                  IMATRON INC.
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                                Year Ended December 31,

                                                                       1995               1994              1993
                                                                  --------------    --------------     --------------
Cash flows from operating activities:
  Net income (loss)                                                $ (2,449)          $  2,310          $ (2,871)
  Adjustments to reconcile  net income(loss to net
  cash provided by (used in) operating activities:
     Depreciation and amortization                                    1,709              1,786             2,332
     Other income                                                    (4,000)                 -                 -
  Changes in:
     Accounts and notes receivable                                    1,216             (2,945)           (2,435)
     Unbilled receivables                                                 -                 -                151
     Inventories                                                       (701)            (3,343)            3,049
     Prepaid expenses                                                    53               (252)               51
     Other assets                                                       (26)              (414)               (5)
     Accounts payable                                                (1,457)             2,232               652
     Other accrued liabilities                                          538                584               487
     Deferred income                                                  1,267               (778)             (868)
                                                                  --------------    --------------     --------------

Net cash provided by (used in) operating activities                  (3,850)              (820)              543
                                                                  --------------    --------------     --------------


Cash flows from investing activities:
  Capital expenditures                                               (1,132)              (621)             (658)
  Purchases of short-term investments                                (1,000)                 -                 -
                                                                  --------------    --------------     --------------

Net cash used in investing activities                                (2,132)              (621)             (658)
                                                                  --------------    --------------     --------------

Cash flows from financing activities:
  Payments of obligations under capital leases                         (247)                 -                 -
  Repayment of borrowings                                                 -                  -              (338)
  Proceeeds from issuance of common stock                            11,804                922               239
                                                                  --------------    --------------     --------------

Net cash  used in financing activities                               11,557                922               (99)
                                                                  --------------    --------------     --------------

Net increase(decrease) in cash and cash equivalents                   5,575               (519)             (214)

Cash and cash equivalents,at beginning of year                        1,694              2,213             2,427
                                                                  --------------    --------------     --------------

Cash and cash equivalents, at end of year                         $   7,269          $   1,694          $  2,213
                                                                  ==============    ==============     ==============



Supplemental Disclosure of Noncash Investing Activities:
   Preferred stock converted to common stock                      $   2,602          $   1,395          $    250
                                                                  ==============    ===============    ===============

   Equipment acquired under capital leases                        $  (4,247)         $       -          $       -
                                                                  ==============    ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                  IMATRON INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF COMPANY

Imatron Inc., (the "Company"), a New Jersey corporation incorporated in 1983, is a technology-based company principally engaged in the business of designing, manufacturing, and marketing a high performance computed tomography scanner. The scanner is used in large and mid-sized hospitals and free standing imaging clinics. The Company provides service, parts and maintenance to hospitals and clinics that operate its scanners.

HeartScan   Imaging,   Inc.(HSI),   incorporated  in  Delaware  in  1993,  is  a
wholly-owned subsidiary of Imatron. HSI operates coronary artery scanning test facilities in the United States.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Imatron Inc. and its wholly-owned subsidiary HeartScan Imaging, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

Cash equivalents consist of liquid instruments purchased with a maturity date of three months or less and money market funds. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its investments in money market funds as available-for-sale. Available-for-sale securities are carried at amounts which approximate fair value, with unrealized gains and losses reported in a separate component of shareholders' equity when material. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and expense.

SHORT-TERM INVESTMENTS

Short-term investments at December 31, 1995 consist of certificates of deposit and debt securities (U.S. Treasury Bills). Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

The amortized cost of debt securities classified as held-to-maturity is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

The Company has classified all its short-term investments as held-to-maturity, at December 31, 1995.


CONCENTRATIONS OF RISK

The Company's primary customers operate in the healthcare industry. The healthcare industry is highly regulated. Both existing and future governmental regulations could adversely impact the market for the Company's Ultrafast CT scanner and the Company's business. The Company's operations are also subject to regulation by other federal, state and local governmental entities empowered to enforce pertinent statutes and regulations, such as those enforced by the Occupational Safety and Health Agency and the Environmental Protection Agency.

The Company sells its products primarily through exclusive distributors such as Siemens in the United States, Europe, Canada and India, as well as other distributors in the Pacific rim. The Company usually requires cash deposits based on a percentage of the sales price and maintains allowances for potential credit losses. Such losses have been within management's expectations.

The Company invests its excess cash in money market funds and treasury bills with major banks. These funds have virtually no principal risk and have a variable interest rate. The Company has not experienced any losses on its money market funds.

The Company revenues are principally derived from the Ultrafast CT scanner. Many of the components and sub-assemblies used in the scanner have been developed and designed by Imatron to its custom specifications and are obtainable from limited or single sources of supply. In view of the customized nature of many of these components and sub-assemblies, there may be extended delays between their order and delivery. Delays in such delivery could adversely affect Imatron's present and future production schedules. The Company has made and continues to make inventory investments to acquire long lead time components and sub-assemblies to minimize the impact of such delays. In recent years, the Company has developed alternative sources for many of its scanner subcomponents and continues its programs to qualify vendors for the remaining critical parts.

INVENTORIES

Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. Provisions are made in each period for the estimated effects of excess and obsolete inventories. Actual excess and obsolete inventories may differ from the Company's estimates and such differences could be material to the consolidated financial statements.

PROPERTY AND EQUIPMENT

Major additions and betterments are capitalized at cost, while maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is included in the statements of operations. Property and equipment, other than leasehold improvements, are depreciated on a straight-line method over their estimated useful lives (3-5 years). Equipment under capital leases and leasehold improvements are amortized on a straight-line method over the lesser of their estimated useful lives or the remaining term of the related leases.

CAPITALIZED SOFTWARE

Costs related to the conceptual formulation and design of software products are expensed as product development. Costs incurred subsequent to establishing the technological feasibility of software products are capitalized. Capitalized software costs are amortized using the straight-line method over the expected product lives, generally estimated to be five years. Since 1992, the Company has not capitalized any software development costs. Amortization of capitalized software costs for 1995, 1994 and 1993 was $131,000, $203,000 and $275,000,
respectively. Amortization of these costs has been charged to cost of product revenues.

RESTRICTED CASH

In connection with a sales agreement in 1994, the Company has issued letters of credits to a purchasor related to performance bond requirements. The letters of credit are collaterized by Certificates of Deposit totalling approximately $155,000 and $404,000 at December 31,1995 and 1994 respectively. Accordingly, this restricted cash amount has been classified as a non-current asset (included in other assets).

JOINT VENTURES

In 1994, the Company formed a joint venture, Imatron Japan Inc. ("Joint Venture") with two unrelated parties. Imatron holds a 24% interest in the Joint Venture, which is carried at no value in the accompanying consolidated balance sheets. Imatron has no financial commitments, and is prepared to abandon its interest to the Joint Venture, which is being funded by the other joint venture partners.

The Company recognized revenues of $9,213,000 and $8,240,000 in 1995 and 1994, respectively, from sales to the Joint Venture and has $2,957,000 and $780,000 in accounts receivable from the Joint Venture at December 31, 1995 and 1994, respectively.

The Joint Venture assumed maintenance and service obligations of a former distributor and has a commitment to purchase five additional scanner units both in 1995 and 1996.

In exchange for permitting the former distributor to terminate its maintenance and service agreement with the Company, Imatron received $1,500,000 in 1994. This amount is classified as other income in the consolidated statement of operations in 1994.

REVENUE RECOGNITION

Revenues related to product sales are recognized upon shipment to the customer or to a customer designated location, at which time title and risk of ownership passes. The Company accrues for estimated installation and warranty costs at the time of sale. Revenues related to service are recognized ratably over the relevant contractual period or as the service is performed. Service revenue billed but unearned is included on the consolidated balance sheets as other accrued liabilities. Revenues related to development contracts are recognized ratably over the contract. Revenues from clinics are recognized when services are performed for the clinic customer.

RESEARCH AND DEVELOPMENT

Research and development expenditures are charged to operations as incurred.

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." The statement is effective for fiscal years beginning after December 15, 1995. Under Statement No. 123, stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principle Board Opinion No. 25 or the
fair-value method described in Statement No. 123. Companies choosing the intrinsic-value method will be required to disclose the pro forma impact of the fair-value method on net income and earnings per share. Imatron Inc. plans to continue using the intrinsic-value method to account for stock-based compensation; there will be no effect of adopting the standard on the Company's financial position and results of operations.

NET INCOME / (LOSS) PER SHARE

Net loss per common share in 1995 and 1993 has been computed using the weighted average number of common shares outstanding. Net income per common share in 1994 has been computed using the weighted average number of common shares outstanding after considering the dilutive effect of convertible preferred shares (using the "as if" converted method) and, common stock options and warrants (using the "treasury stock" method).

Note 2 - SHORT-TERM INVESTMENTS

The following is a summary of Held-to-Maturity Securities as of December 31, 1995 (in thousands):

                     U.S. Treasury Bills                    $1,000

                     Certificates of deposit                   266
                                                        ============
                     Total                                  $1,266
                                                        ============

These short-term investments are recorded at cost and approximate fair value at December 31, 1995.

Note 3  -  TRANSACTIONS WITH SIEMENS CORPORATION

In March of 1991, the Company entered into a multi-part agreement with Siemens Corporation ("Siemens"). The Agreement contains four principal segments: a Distribution Agreement, a Development Agreement, a License Agreement and a Loan Agreement.

Pursuant to the Distribution Agreement, beginning in July 1992 and expiring on the earlier of (i) December 31, 1995, (ii) the date on which the parties develop a successor product, or (iii) termination of the Development Agreement, Siemens had exclusive rights to distribute the C-150 Ultrafast CT worldwide (excluding Japan, Hong Kong, the People's Republic of China, and Taiwan). Siemens had minimum annual purchase requirements at fixed prices under this agreement. Pursuant to this, the Company recognized product sales of $1,751,000, $7,161,000 and $8,309,000 in 1995, 1994 and 1993 respectively. Siemens also had manufacturing rights for the C-150 should the Company be unable to deliver sufficient quantities.

Pursuant to the Development Agreement, the Company and Siemens agreed to the joint development of other medical scanner products. Siemens provided the funding to the Company of $1,753,000, $5,013,000 and $4,667,000 under this agreement in 1995, 1994 and 1993, respectively.

Under an amendment to the Agreement in November 1992, the minimum purchase obligation was reduced by 50% and the Company granted Siemens a right to terminate the Agreement without cause or liability. In December 1993 this agreement was further amended to provide for an extension of Siemens' right to terminate the agreement through August 31, 1994 in exchange for a $1 million reduction in the aggregate termination payments. In 1994 an Amendment to the Agreement was executed that stated the Company has the right but no obligation to purchase the developed technology should Siemens terminate the Agreement. Siemens' right to terminate the Agreement was extended through February 28, 1995. With the progressive extinguishment of the termination agreement, the Company reduced the recorded liability by $778,000 and $868,000 in 1994 and 1993, respectively, recognizing this reduction as other income.

In March 1995, the Company and Siemens entered into a Memorandum of Understanding. Under the terms of the Memorandum, Siemens agreed to provide $15 million to the Company's C-150 Evolution Ultrafast CT scanner research and development program over the next three years in order to improve and enhance the scanner. The previous agreement was discontinued. Imatron will fund a portion equal to fifty percent of Siemens' contribution for the sole purpose of conducting the collaborative agreement. In connection with this revision, Siemens retains exclusive distribution rights, through March 31, 1998, in certain geographical regions for sales of the C-150/Evolution scanner. The Company has recognized $3,884,000 of revenue under the collaborative development agreement in 1995.

In conjunction with this Memorandum of Understanding, Imatron transferred the ownership of five Imatron EBT patents to Siemens and cancelled the minimum purchase provision of the previous distribution agreement in satisfaction of Imatron's $4 million note payable to Siemens. Imatron has classified the entire $4 million as other income in 1995.

Siemens has recently asserted a claim against the Company regarding the lapse of certain foreign registrations of one of the patents assigned to Siemens by the Company in connection with the March 31, 1995 agreement between the companies. The technology involved in the patent is not used presently in any of the Company's products. The Company believes that it can provide a new patent to Siemens to replace the lapsed patent. While the resolution of the claim is not expected to have a material effect on the Company's financial position, it could however, have a material effect on the results of operations of a particular future period if resolved unfavorably.

The Company's Loan Agreement with Siemens is discussed in Note 5.

Note 4  -  BALANCE SHEET DETAIL:
              (Amounts in thousands)

                                                                                         December 31,
                                                                                    1995              1994
                                                                              -------------     ---------------
Inventories consist of:

Purchased parts and sub-assemblies                                            $      2,594        $      3,899
Service parts                                                                        1,079                 808
Work-in-process                                                                      2,403               3,529
Finished goods                                                                       2,861                   -
                                                                              -------------     ---------------

       Net Inventories                                                        $      8,937        $      8,236
                                                                              =============     ===============

Property and equipment, at cost consist of:

Machinery and equipment                                                       $      9,266      $        5,614
Furniture and fixtures                                                               1,444               1,000
Leasehold improvements                                                               2,380               1,632
                                                                              -------------     ---------------
                                                                                    13,090               8,246

Less accumulated depreciation                                                      (6,830)             (6,353)
                                                                              -------------     ---------------

Net property and equipment                                                    $      6,260      $        1,893
                                                                              =============     ===============

Other accrued liabilities consist of:

Warranty and product upgrades                                                 $      1,740      $        2,052
Customer deposits                                                                    2,331                 903
Employee compensation                                                                  628                 711
Deferred service revenues                                                              265                 400
Other                                                                                  643               1,003
                                                                              -------------     ---------------

Net other accrued liabilities                                                 $      5,607      $        5,069
                                                                              =============     ===============

Note 5  -  LONG-TERM DEBT

                                                                                                   December 31,
Long-term debt consists of (in thousands):
                                                                                              1995            1994
                                                                                          ------------     ------------
Secured note payable to Siemens, cancelled in exchange for
transfer of five patents to Siemens  and cancellation of the
Siemens minimum purchase obligation in March 1995                                          $       -       $    4,000


Borrowings under the line of credit, due March 1996,  interest at
prime rate plus one percent (9.5% at December 31, 1995)                                          992              992
                                                                                          ------------     ------------

             Total long term debt                                                                992            4,992

             Less amount due within one year                                                    (992)               -
                                                                                          ------------     ------------
                                                                                           $       -        $   4,992
                                                                                          ============     ============

In connection with the March 1995 Memorandum of Understanding with Siemens, the $4 million note payable to Siemens was cancelled in exchange for the transfer of five patents to Siemens and the cancellation of the Siemens minimum purchase obligation under the previous Distribution Agreement.

The line of credit described above is guaranteed through March 1996 by FI.M.A.I., a shareholder. The Company has pledged 650,000 shares of InVision Preferred A Stock (Note 1) as collateral for the guarantee.

Interest  paid was  $386,000,  $479,000  and  $446,000  in 1995,  1994 and 1993,
respectively.

Note 6  -  COMMITMENTS, CONTINGENCIES AND OTHER

OPERATING LEASES

The Company leases its present facilities under four operating leases expiring between December 31, 1996 and October 30, 2001. Future minimum rental payments under the leases as of December 31, 1995 are as follows (in thousands):

                                 1996                         $    952
                                 1997                              829
                                 1998                              796
                                 1999                              751
                                 2000                              751
                                 Thereafter                        567
                                                            ===========
                                 Total remaining                $4,646
                                                            ===========

Rent expense for all leases totaled $921,000, $855,000 and $804,000 in 1995, 1994 and 1993 respectively.

CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment, including two HeartScan clinic scanners under noncancelable lease agreements that are accounted for as capital leases. As of December 31, 1995, equipment under the capital lease arrangements and included in property and equipment, aggregated $4,247,000. Accumulated amortization totalled $113,000 at December 31, 1995. Amortization expense is included in depreciation and amortization.

Future minimum lease payments under capital lease obligations at December 31, 1995 are as follows (in thousands):



             1996                               $       1,056
             1997                                       1,056
             1998                                       1,044
             1999                                       1,041
             2000                                         760
             Thereafter                                    73
                                              -------------------
             Total minimum payments                     5,030

             Less amounts representing interest         1,030
                                              -------------------
                                                        4,000

             Less portion due within one year             689
                                              ===================
                                                $      3 ,311
                                              ===================

In 1995, the Company sold two scanners to leasing finance institutions with their wholly-owned subsidiary, HeartScan, immediately leasing them back. The sales were accounted for as sales-leaseback transactions resulting in $1,267,000 in deferred income on the sale-leaseback transactions at December 31, 1995.

Imatron Inc. is the guarantor of the HeartScan capital lease obligations.

LICENSE AGREEMENTS

In February 1981, the Company was granted the exclusive use for five years and nonexclusive use thereafter of certain technology and a patent pending owned by the University of California (UC) under the terms of license and sublicense agreements between UC and Emersub Incorporated (Emersub), a wholly owned subsidiary of Emerson Radio Corp., and Emersub and Imatron Associates, (the predecessor to the Company), respectively. In June 1986, the license and sublicense agreements were amended to extend the Company's exclusive use of the technology through the remaining life of the patent in exchange for modified annual royalty payments. The sublicense agreement, as amended, requires the Company to pay annual royalties to Emersub equal to 2.125% of the net sales of products utilizing the licensed technology. Charges to operations for the fiscal years ended December 31, 1995, 1994 and 1993 were $91,470, $151,980 and
$140,582, respectively.

Note 7  -  CAPITAL STOCK

PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares for all series of preferred stock. There are no outstanding shares of preferred stock at December 31, 1995. The holders of outstanding shares of Series A Preferred Stock are entitled to receive dividends in preference to the payment of any dividends on common stock. Before any dividend may be paid on the common stock a dividend in an amount equal to or greater than the dividend proposed to be paid on the common shares must be paid on the Series A Preferred Stock.

Each share of Series A Preferred stock is entitled to five votes, a preference in liquidation of $2.00 per share, and is convertible into five shares of common stock, which could be increased if the Company issues common stock under certain circumstances for less than $0.40 per share.

Each share of Series B Preferred stock if and when issued would be entitled to five votes, a preference in liquidation of $5.00 per share, and would be convertible into five shares of common stock, which would be increased if the Company issues common shares under certain circumstances for less than $0.75 per share.

In 1993, the Regents of the University of California converted 125,000 shares of Series A Preferred stock to 625,000 shares of common stock.

In 1994, FI.M.A.I. Holding S.A., an affiliate of Italimprese, converted 500,000 shares of Series A Preferred Stock to 2,500,000 shares of Common Stock. SIECIT, the Company's largest shareholder converted 200,000 shares of Series A Preferred stock to 1,000,000 shares of Common Stock.

In 1995, FI.M.A.I. and SIECIT each converted 650,000 shares of Series A Preferred Stock to 6,500,000 shares of Common Stock. Regents of the University of California converted 7,813 Series A Preferred Stock to 39,065 shares of Common Stock.

COMMON STOCK

On October 20, 1995, the Company closed a private placement of its common stock. The private placement realized proceeds of $9,882,000 (net of offering costs) through the sale of 1,200,000 units. A unit consists of five shares of Imatron Inc. Common Stock and one five-year Imatron Inc. Common Stock purchase warrant. In connection with the private placements, the Company issued an additional 91,819 units as a result of the adjustment on the stock price based on the 60-day average price as stated in the Common Stock purchase agreement. The adjusted price per unit was $8.25 or $1.65 per share of Common Stock.

WARRANTS

At December 31, 1995,  outstanding  warrants to purchase shares of the Company's
common  stock  were  as  follows:                                                             Shares  reserved  for
                                                                                              exercise  of  warrants
                                                                                            ------------------------
Warrants, expiring in 1996, to purchase shares of common stock at $1.50 per                           875,000
        share issued under the July 1992 private placement
Warrants, expiring in 1997, to purchase shares of common stock at $0.40 per                         1,000,000
       share issued to FI.M.A.I. for bank credit line guarantee
Warrants, expiring in 2000, to purchase shares of common stock at $0.75 per                           400,000
       share issued to the Company's president
Warrants, expiring in 2000, to purchase shares of common stock at $2.31 per
       share issued under the October 1995 private placement                                        1,291,820
                                                                                             ------------------------

Total at December 31, 1995                                                                          3,566,820
                                                                                             ========================

In 1993, warrants were exercised to purchase 200,000 shares of common stock at $0.50 per share.

In 1995, warrants were exercised to purchase a total of 550,000 shares of common stock at $1.50 and $1.00 per share, respectively.

Note 8 -  STOCK BONUS PLAN AND STOCK OPTION PLAN

STOCK BONUS PLAN

In February 1987, the Company adopted the 1987 Stock Bonus Plan which was approved by the shareholders. The stock bonus plan was adopted to reward and to provide incentive to participants for services. The total number of common shares that may be granted is 1,200,000, with no more than 400,000 shares awarded in any fiscal year. The Company has granted no shares since 1993, leaving 590,894 common shares reserved for future grants.

DIRECTOR STOCK OPTION PLAN

In June 1991, the Company adopted a non-employee Directors' Stock Option Plan for the directors of Imatron. The Directors Plan provides for the automatic grant of non-statutory options to non-employee directors. The Directors Plan covers 250,000 shares of the Company's common stock. In June 1993 an amendment to the non-employee Directors Plan was approved increasing the number of shares to 550,000. Under the plan, options for 350,000 shares have been granted to non-employee Directors.

EMPLOYEE STOCK OPTION PLAN

In March 1983, the Company adopted a stock option plan which provides for the granting of incentive stock options to employees and nonstatutory stock options to employees, nonemployee directors, and certain consultants. The shareholders approved the plan, as amended, in March 1984. In 1993 the original plan (1983
Plan) terminated and a new plan (1993 Plan) was approved. The terms of the 1993 Plan are consistent with the terms of the 1983 Plan.

All incentive stock options are granted at the common stock's fair market value at the grant date and nonstatutory stock options are granted at not less than 85% of the common stock's fair market value at the grant date. Options granted under the plan generally vest evenly over four years following the grant date and expire five years from the grant date.


A summary of the activity under the stock option plans is as follows:

                                                      Reserved                 Optioned Shares
                                                         but             Number             Price per
                                                 unoptioned shares      of shares             share


Balances at January 1, 1993                          515,788             3,431,243            $0.51 - $1.83

   Shares reserved - 1993 Plan                      3,000,000                 -
   Shares reserved - 1991 Plan                        300,000                 -
   Options granted                                 (1,083,000)           1,083,000            $0.48 - $0.56
   Options exercised                                        -             (103,000)           $0.51 - $0.60
   Options cancelled                                  666,027             (666,027)           $0.51 - $1.83
   1983 option plan termination                    (1,006,815)                   -            $0.51 - $1.83
                                                 ------------------    -------------------

Balances at December 31, 1993                       2,392,000            3,745,216            $0.48 - $0.56

   Options granted                                 (2,230,808)           2,230,808            $0.43 - $1.22
   Options exercised                                        -           (1,147,002)           $0.48 - $0.61
   Options cancelled                                  236,263             (236,263)           $0.48 - $1.22
   1983 option plan termination                       (28,563)                   -            $0.51 - $0.56
                                                 ------------------    -------------------

Balances at December 31, 1994                         368,892            4,592,759            $0.43 - $1.22

   Shares reserved - 1993 Plan                      2,500,000                    -
   1983 option plan termination                       (83,950)                   -            $0.51 - $0.56
   Options granted                                   (413,800)             413,800                    $1.03
   Options exercised                                        -           (1,320,377)           $0.51 - $1.22
   Options cancelled                                  301,125             (301,125)           $0.56 - $1.22
                                                 ------------------    -------------------

Balances at December 31, 1995                       2,672,267            3,385,057
                                                 ==================    ===================

At the June 23, 1993 annual meeting, the shareholders approved an increase in the number of shares reserved for option awards by 300,000 for the 1991 Directors Plan. The 1993 Option Plan was approved and 3,000,000 shares of common stock were reserved under the plan. At the June 2, 1995 annual meeting, the shareholders approved an increase in the number of shares reserved for the 1993 Option Plan from 3,000,000 to 5,500,000.

Options for 1,406,997 shares of the Company's common stock at prices ranging from $0.51 to $1.50 per share were exercisable under the plans at December 31, 1995.

The Board of Directors, on August 25, 1993, approved the repricing of all stock options to their then current market value of $0.56.

Note 9  -  STOCK PURCHASE PLAN AND RETIREMENT SAVINGS PLAN

In March 1984, the Company adopted an employee stock purchase plan covering most employees. Under the plan, employees may contribute up to 10% of their compensation to purchase shares of the Company's common stock at the lesser of 85% of the stock's fair market value at the beginning or end of each six-month offering period. This plan terminated on January 18, 1994. In order to replace this Plan, the Board of Directors and shareholders approved the 1994 Employee Stock Purchase Plan to provide eligible employees with an opportunity through regular payroll deductions to purchase common stock of Imatron Inc. so that they may increase their proprietary interest in the Company. The Plan is intended to qualify as an "ESPP" under Section 423 of the Internal Revenue Code. This plan contains pricing and vesting provisions that are consistent with the 1984 Plan. The maximum number of shares offered under the Plan is 1,000,000 shares of common stock. At December 31, 1995, 161,783 shares were reserved and available for future issuance under the plan. A total of 334,975, 503,243 and 162,220 shares were issued at an average price of $0.75, $0.75, and $0.54 per share in 1995, 1994 and 1993, respectively.

In 1987, the Company established a qualified retirement plan, under the provisions of section 401(K) of the Internal Revenue Code, in which eligible employees may participate. Substantially all participants in this plan are able to defer compensation up to the annual maximum amount allowable under the Internal Revenue Service regulations. The Plan was amended in 1994 to provide for employer contributions equal to 50% of every dollar of employee contribution, with a maximum of 6% of employee wages. The Company contributed approximately $169,000 in 1995, and $76,000 in 1994.

Note 10  -  INCOME TAXES

Effective January 1, 1993 the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". As permitted under the new rules, prior years' financial statements have not been restated. There was no cumulative effect of adopting SFAS No. 109 at January 1, 1993.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of December 31, are as follows (in thousands):

                                                                        1995              1994             1993
                                                                   ---------------    -------------     --------------
Deferred tax assets:
     Net operating loss carryforwards                                 $    19,733      $   18,626        $    19,431
     Federal credit carryforwards                                             880             858                821
     Expenses not currently deductible for tax purposes                     2,807           2,829              3,434
     Other                                                                      -              26                893
                                                                   ---------------    -------------     --------------
             Deferred tax assets                                           23,420          22,339             24,579

Valuation allowance                                                       (22,407)        (21,482)           (23,274)
                                                                   ---------------    -------------     --------------

     Net deferred tax assets                                                1,013             857              1,305

Deferred tax liabilities:
      Capitalized development costs                                            42             339                638
      State income taxes                                                      504             429                565
      Other                                                                   467              89                102
                                                                   ---------------    -------------     --------------
             Deferred tax liabilities                                       1,013             857              1,305

      Net deferred taxes                                              $         -      $        -        $         -
                                                                   ===============    =============     ==============


The net change in the valuation allowance was $925,000, ($1,792,000), and $874,000 for the years ended December 31, 1995, 1994 and 1993, respectively, principally resulting from net operating loss carryforwards.

The reconciliation of income tax attributable to continuing operations compared at the U.S. federal statutory rates to income tax expense is as follows:

                                           1995           1994           1993
                                       -----------      ----------    ---------
Federal statutory rate                    (34%)             34%          (34%)
Net operating loss carry forwards           -              (33%)           -
Valuation Allowance                        34%               -            34%
                                       ----------       ----------    ---------
Effective tax rate                          0%               1%            0%
                                       ===========     ===========     =========

At  December  31,  1995 the Company has net  operating  loss  carryforwards  for federal and state income tax purposes of approximately $55,200,000 and $9,400,000 respectively. Additionally, the Company has research and development and alternative minimum tax credit carry-forwards of approximately $821,000 at December 31, 1995. The net operating loss and the research and development tax credit carryforwards expire in various years from 1998 through 2008.

Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss and tax credit carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

Note 11  -  SEGMENT INFORMATION AND FOREIGN SALES

The Company operates in one industry segment in which it designs, manufactures and markets a computed tomography scanner. The Company has distributors that sell and service its scanner throughout the world (except China). Sales of products to end-users outside the United States were $13,254,000, $14,990,000 and $2,583,000 in 1995, 1994 and 1993, respectively.

                                  IMATRON INC.
                                Index of Exhibits

Exhibit                                                                  SEC
Number                Description                                      Page No.

(See Footnotes)

3.1             (1)    Certificate of Incorporation of the Company as
                       amended as of March 31, 1983

3.2             (2)    Certificate of Amendment of Certificate of
                       Incorporation filed with the New Jersey Secretary of State on June 7, 1988

3.3             (2)    Certificate of Amendment of Certificate of
                       Incorporation filed with the New Jersey Secretary of State on June 17, 1988

3.4             (2)    Certificate of Amendment of Certificate of
                       Incorporation filed with the New Jersey Secretary of state on July 26, 1988

3.5             (9)    Certificate of Correction of Certificate of
                       Amendment of Certificate of Incorporation filed with the New Jersey Secretary of State on February 7, 1989

3.6            (10)    Certificate of Amendment of Certificate of
                       Incorporation filed with the New Jersey Secretary of State on March 29, 1990

3.7            (11)    Certificate of Amendment of Certificate of
                       Incorporation filed with the New Jersey Secretary of State on December 7, 1990

3.8            (12)    Bylaws, as amended April 30, 1992

1               (4)    Form of certificate evidencing Class 1991 Warrant

4.2             (4)    Amendment of Warrant Agency Agreement relating
                       to the Class 1991 Warrants

4.4             (5)    Form of Warrant Agency Agreement relating to the
                       Class 1991 Warrants

4.5            (15)    Warrant dated July 28, 1992 issued to Arthur P.
                       Gould & Co., Inc. in connection with Release and Settlement Agreement dated July 27, 1992

4.6            (13)    Warrant issued to FI.M.A.I. Holding, S.A. in
                       conjunction with bank credit line guarantee.

Exhibit                                                                   SEC
Number            Description                                          Page No.

(See Footnotes)

4.7 Form of Warrant issued to investors in Private Offering concluded September 15, 1992

10.1            (1)    Sublicense Agreement between the Company and
                       Emersub Incorporated dated February 1, 1981

10.2            (6)    Amendment to Sublicense Agreement between
                       Registrant and Emersub Incorporated dated
                       June 30, 1986

10.4           (14)    1983 Stock Option Plan, as amended to date

10.5            (9)    1984 Employee Stock Participation Plan, as
                       amended to date

10.6            (7)    Lease Agreement between the Company and Diodati
                       Trust and Patrician Association, Inc. for the premises located at 389 Oyster Point Boulevard,
                       South San Francisco, California

10.7            (3)    Common Stock Purchase Agreement dated February
                       26, 1987 between the Company and Mitsui & Co.
                       (U.S.A.), Inc.

10.8            (9)    Common Stock Purchase Agreement dated February
                       26, 1988 between the Company and Pacific
                       Scientific Commerce Ltd.

10.9           (10)    License Agreement dated as of September 13, 1988
                       between the Company and EMI Limited

10.10           (8)    Series A Preferred Stock Purchase Agreement,
                       dated as of July 20, 1988, by and among the Company, FI.M.A.I. Holding S.A. and Compagnie
                       Financiere Espirito Santo, S.A.

10.11           (9)    Convertible Debenture between the Company and
                       Analogic Corporation

10.12           (9)    1987 Stock Bonus Incentive Plan

10.14           (9)    Security Agreement dated December 15, 1988
                       between the Company and John Hancock Leasing
                       Corporation and Promissory Note dated December
                       30, 1988 from the Company to John Hancock Leasing
                       Corporation

10.15           (9)    Agreement to Issue Warrant dated January 19, 1989
                       between the Company and John Hancock Leasing Corporation

Exhibit                                                                  SEC
Number                 Description                                     Page No.

(See Footnotes)

10.16           (9)    Amendment dated July 20, 1987 to Lease dated
                       August 23, 1983 by and between the Company and Diodati Property Trust and Patrician Associates, Inc.

10.17          (10)    Series B Preferred Stock Purchase Agreement and
                       Option to Form Joint Venture dated March 26, 1990 between the Company and FI.M.A.I. Holding, S.A., and the exhibits thereto


10.18          (10)    Letter Agreement dated March 26, 1990 between
                       the Company and FI.M.A.I. Holding, S.A.

10.19          (10)    Second Amendment to Sublicense Agreement between
                       Company and Emersub Incorporated dated
                       October 10, 1990

10.20          (12)    Polly Force Distribution Agreement

10.21          (13) *  Basic Agreement between the Company and Siemens
                       Corporation dated March 14, 1991

10.22          (13)    Loan Agreement between the Company and Siemens
                       Corporation dated March 14, 1991

10.23          (12)    Revolving Line of Credit Agreement between the
                       Company and Instituto Bancario San Paolo di
                       Torino dated November 9, 1990

10.24          (13)    Registration Rights Agreements dated November 6,
                       1990 among the Company, FI.M.A.I. Holding, S.A.
                       and Societe d'Investissments dans des
                       Entreprises Commerciales, Industrielles et
                       Technologiques S.A.

10.25          (13)    Stockholders Agreement dated August 13, 1990
                       between the Company and FI.M.A.I. Holding, S.A.

10.26          (13)    Sales and Distribution Agreement dated July 20,
                       1988 between the Company and FI.M.A.I. Holding,
                       S.A.

10.27          (13) *  Exclusive Importer Agreement dated November 12,
                       1990 between the Company and Mitsui & Co., Ltd.

10.28          (13) *      Distributorship Agreement dated November 12, 1990
                           among the Company, Mitsui & Co., Ltd. and PASCO
                           Corporation

Exhibit                                                                SEC
Number          Description                                         Page No.

(See Footnotes)

10.29          (13)    Common Stock Purchase Agreement dated October 15,
                       1990 between the Company and PASCO Corporation

10.30          (14)    Revolving Line of credit Agreement between the
                       Company and Istituto Bancario San Paolo di Torini dated March 4, 1992

10.31          (14)    Reimbursement and Security Agreement between the
                       Company and FIMAI Holding, S.A. dated February
                       22, 1992

10.32          (14)    Stock Pledge Agreement between the Company and
                       FI.M.A.I. Holding, S.A. dated February 22, 1992

10.33          (14)    Promissory Note dated February 22, 1992 granted
                       to Italimprese S.p.A.

10.34          (14)    Sales Agreement between the Company and Picker
                       International, Inc. dated March 11, 1992

10.35          (14)    1991 Non-Employee Director's Stock Option Plan

10.36          (14)    Agreement dated December 12, 1991 between the
                       Company and Mitsui & Co. Ltd.

10.37          (14)    Letter Agreement dated April 2, 1992 from
                       FI.M.A.I. Holding S.A.

10.38          (15)    Lease Agreement between the Company and J. Grant
                       Monahon, James S. Keagy and Jeffrey H.
                       Stevenson, as Trustees of AEW #79 Trust for the premises located at 389 Oyster Point Boulevard,
                       South San Francisco, California, dated November
                       1, 1991

10.39          (15)    Amendment No. 1 to Lease Agreement between the
                       Company and J. Grant Monahon, James S. Keagy and Jeffrey H. Stevenson, as Trustees of AEW #79
                       Trust for the premises located at 389 Oyster
                       Point Boulevard, California, dated June 15, 1992

10.40          (15)    Second amendment to Sublicense Agreement between
                       the Company and Emersub Incorporated dated
                       October 1, 1990

10.41          (15)    Agreement dated October 31, 1991, to terminate
                       Lease Agreement dated August 23, 1983

Exhibit                                                                  SEC
Number         Description                                             Page No.

(See Footnotes)

10.42          (15)    Release and Settlement Agreement between the
                       Company and Arthur P. Gould & Co. dated July 27,
                       1992

10.43          (16)    Revolving line of credit agreement between the
                       Company and Instituto Bancario San Paolo di
                       Torini dated September 15, 1992

10.44          (16)    First Amendment to Agreement for revolving line
                       of credit between the Company and Instituto
                       Bancario San Paolo di Torini dated February
                       2, 1993

10.45          (16)    Right of first refusal and option agreement
                       between the Company and FI.M.A.I. Holding, S.A.
                       dated January 22, 1993

10.46          (16) *  Amendment No.1 to Basic Agreement between the
                       Company and Siemens Corporation dated
                       September 30, 1992

10.47          (16)    Amendment No.1 to loan agreement between the
                       Company and Siemens Corporation dated
                       December 31, 1992

10.48          (16)    Amendment No.2 to loan agreement between the
                       Company and Siemens Corporation dated March 12,
                       1993

10.49          (16)    Mortgage and Security Agreement dated as of March 12,
                       1993 between Imatron Inc. and Siemens Corporation

10.50          (16) *  Patent License Agreement dated as of March 12, 1993 between Imatron Inc. and Severson & Werson, A Professional Corporation

10.51          (16)    Escrow Holder Agreement dated as of March 12, 1993
                       by and among Imatron Inc., Siemens Corporation and Severson & Werson, A Professional Corporation

10.52          (16) *  Sole License Agreement dated as of March 12, 1993
                       between Imatron Inc. and Siemens Corporation

10.53          (16)    C-150 License Agreement dated as of March 12, 1993
                       between Imatron Inc. and Siemens Corporation

10.54          (16) *  License Agreement dated as of March 12, 1993
                       between Imatron Inc. and Siemens Corporation

Exhibit                                                                   SEC
Number          Description                                            Page No.

(See Footnotes)

10.55          (16)    Amendment No. 2 to Lease Agreement between the
                       Company and J. Grant Monahon, James S. Keagy and Jeffrey H. Stevenson, as Trustees of AEW #79
                       Trust for the premises located at 389 Oyster
                       Point Boulevard, California dated December 31, 1992

10.56          (16)    Termination Agreement dated December 9, 1992,
                       terminating Stockholders Agreement dated August
                       13,1990, between the Company and FI.M.A.I.
                       Holding, S.A.

10.57          (16)    Amendment No.1 dated February 23, 1993, to
                       Release & Settlement Agreement

10.58          (16)    Form of Registration Rights Agreement between the
                       Company and investors in Private Offering concluded September 15, 1992

10.59          (17)    1993 Stock Option Plan

10.60          (18)    1994 Employee Stock Purchase Plan

10.61          (19)    Settlement Agreement dated December 10, 1993
                       between the Company and Mitsui & Co., ltd.

10.62          (19)    Transition Agreement dated December 10, 1993
                       between the Company and Mitsui & Co., Ltd.

10.63          (20)    Amendment No. 2 to Basic Agreement dated
                       December 14, 1993 between the Company and
                       Siemens Corporation.

10.64          (20)    Amendment to Loan Agreement and Waiver dated
                       December 14, 1993 between the Company and
                       Siemens Corporation.

10.65          (21)    Executive Employment Agreement dated as of June
                       11, 1993 between the Company and S. Lewis Meyer.

10.66          (21)    Warrant Agreement dated June 7, 1993 between the
                       Company and S. Lewis Meyer.

10.67          (21)    Employment Agreement dated December 15, 1993
                       between the Company and Gary H. Brooks.

10.68          (21)    Employment Agreement dated October 1, 1993
                       between the Company and Dale Grant.

Exhibit                                                                  SEC
Number         Description                                             Page No.

(See Footnotes)

10.69          (21)    Agreement and Joint Company Agreement between
                       the Company, Tobu Land System Company and
                       Kino Corporation dated January 7, 1994

10.70          (21)    Distributorship Agreement between the Company and
                       Imatron Japan K. K. dated February 3, 1994.

10.71          (21)    First Amendment to Distributorship Agreement between
                       the Company and Imatron Japan K. K. dated February
                       8, 1994.

10.72          (21)    Memorandum of Understanding dated February 2,
                       1994 between the Company and Siemens AG,
                       Medical Engineering Group.

10.73          (21)    Memorandum of Understanding dated February 2,
                       1994 between Company and Siemens AG,
                       Medical Engineering Group (Evolution Upgrade project and distribution agreement).

10.74          (21)    Letter Agreement dated March 7, 1994 from FI.M.A.I.
                       Holding S. A.

10.75          (22) *  Amendment No. 3 to Basic Agreement dated March 1,
                       1994 between the Company and Siemens Corporation.

10.76          (22) *  Amendment No. 4 to Basic Agreement dated as of
                       October 20, 1994 between the Company and Siemens Corporation.

10.77          (22) *  Amendment No. 5 to Basic Agreement dated as of
                       November 17, 1994 between the Company and Siemens Corporation.

10.78          (22) *  Amendment No. 6 to Basic Agreement dated as of
                       December 28, 1994 between the Company and Siemens Corporation and related Letter Agreement dated December 29, 1994.

10.79          (22) *  Amendment No. 7 to Basic Agreement dated as of
                       February 28, 1995 between the Company and Siemens Corporation.

10.80          (22) *  Memorandum of Understanding dated March 31, 1995
                       between the Company and Siemens Corporation.

                                                                          SEC
                                                                       Page No.

11.0           Computation of Per Share Earnings.                         52
               Consent of Independent Auditors.                           25


_______________
                Confidential Treatment Request granted by the Securities and Exchange Commission.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the Commission on June 1, 1983 (File No. 2-84146) and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed with the Comission on February 3, 1989 (File No. 33-26833) and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference.

(4) Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Commission on November 12, 1986 (File No. 33-8668) and incorporated herein by reference.

(5)       Filed as an exhibit to Amendment No. 1 to the Company's
          Registration Statement on Form S-1 filed with the Commission on November 5, 1986 (File No. 33-8668) and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the Commission on September 11, 1986 (File No. 33-
          8668) and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983 and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on September 16, 1988.

(9) Filed as an exhibit to the Form 8 Amendment Number 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Annual Report Form 10-K for the Fiscal year ended December 31, 1989 and incorporated herein by reference.

(11) Filed as an exhibit to the Company's Registration Statement Form S-3 filed on January 24, 1991 (File No. 33-38676) and incorporated herein by reference.

(12) Filed as an exhibit to Post-Effective Amendment Number 1 to the Company's Registration Statement Form S-3 filed with the Commission on May 5, 1992 (File No. 33-32218) and incorporated herein by reference.

 (13) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.

(14) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

(15) Filed as an exhibit to the Company's Amendment No.1 to Post-Effective Amendment No.1 to Form S-3 (file No. 33-32218) filed with
          the Commission on August 7, 1992 and   incorporated herein by
          reference.

(16) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December, 1992 and incorporated herein by reference.

(17) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on August 3, 1993 (Registration No. 33-66992).

(18) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on November 16, 1993 (Registration No. 33-71786).

(19) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on January 26, 1994.

(20) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on February 4, 1994

(21) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31 1993, and incorporated herein by reference.

(22) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1994 and incorporated herein by reference.