Form 10-Q
period 1996-03-31
IMATRON INC
filed 1996-05-15
CIK 720477

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                                QUARTERLY REPORT
    PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.


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

                                    Yes X No

At May 1, 1996, 70,026,336 shares of the Registrant's common stock (no par value) were issued and outstanding.

                            Total Number of Pages: 13

                                  IMATRON INC.

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                         PAGE


Item 1.       Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -                  3
                  March 31, 1996 and December 31, 1995.


                  Condensed Consolidated Statements of                     4
                  Operations - Three Months Ended
                  March 31, 1996 and 1995.


                  Condensed Consolidated Statements of                     5
                  Cash Flow - Three Months Ended
                  March 31, 1996 and 1995.


                  Notes to Condensed Consolidated Financial                6
                  Statements.


Item 2.       Management's Discussion and Analysis of Financial            8
                  Condition and Results of Operations.




PART II.          OTHER INFORMATION                                       11


SIGNATURES                                                                13


                                  IMATRON INC.
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                         March 31,              December 31,
ASSETS                                                     1996                   1995
- ------                                                  --------------        -------------
                                                        (Unaudited)
Current Assets
     Cash and cash equivalents                          $  1,079                $  7,269
     Short-term investments                                3,293                   1,266
     Accounts receivable                                   2,070                   3,083
     Accounts receivable from affiliate                    4,798                   2,957
     Notes receivable                                        250                     250
     Inventories                                           9,931                   8,937
     Prepaid expenses                                        628                     563
                                                         --------------        ---------------

         Total current assets                             22,049                  24,325

Property and equipment, net                                6,220                   6,260
Other assets                                                 286                     291
                                                        --------------         ----------------

         Total assets                                  $  28,555                $ 30,876
                                                        ==============         ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Borrowings under line of credit                  $     992                $     992
      Accounts payable                                     2,819                    2,785
      Other accrued liabilities                            4,639                    5,607
      Capital lease obligations - due within one year        715                      689
                                                        --------------         ----------------

         Total current liabilities                         9,165                   10,073

Deferred income on sale leaseback transactions             1,178                    1,267
Capital lease obligations                                  3,130                    3,311
                                                        --------------         ----------------

         Total Liabilities                                13,473                   14,651


Shareholders' Equity
  Convertible preferred stock, authorized-10,000
    shares; issued and outstanding-0 shares in
    1996 and 0 in 1995                                        -                         -
  Common stock, no par value; authorized-100,000
    shares; issued and outstanding-69,493 shares in
    1996 and 68,835 in 1995                               73,330                  72,282
  Additional paid-in capital                               1,500                   1,500
  Accumulated deficit                                    (59,748)                (57,557)
                                                       --------------         ----------------

        Total Shareholders' Equity                        15,082                  16,225
                                                       --------------         ----------------

          Total Liabilities and Shareholders' Equity   $  28,555                $ 30,876
                                                       ==============         ================

The accompanying notes are an integral part of these consolidated financial statements.

                                  IMATRON INC.
                 Condensed Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)
                                   (Unaudited)
                                                  Three Months Ended March 31,
                                                1996                     1995
                                              --------                  -------

Revenues:
Net product sales                            $  3,791                 $  2,953
   Service                                        767                      896
   Development contracts                        1,250                    1,753
   Clinic                                         282                       48
                                              --------                 --------

        Total revenues                          6,090                    5,650
                                              --------                 --------

Cost of revenues:
   Product                                      3,193                    2,695
   Service                                        698                      989
   Development contracts                        1,250                    1,094
   Clinic                                         437                      196
                                              --------                 --------

        Total cost of revenues                  5,578                    4,974
                                              --------                 --------

Gross profit                                      512                      676

Operating expenses:
   Research and development                       703                      983
   Marketing and sales                          1,083                      749
   General and administrative                     848                      578
                                              --------                 --------

        Total operating expenses                2,634                    2,310
                                              --------                 --------

Total operating loss                           (2,122)                  (1,634)

Other income                                       51                    4,000
Other expense                                       -                      (21)
Interest expense                                 (120)                     (29)
                                              --------                 --------


Net income (loss)                            $ (2,191)                 $  2,316
                                              =========                ========

Net income (loss) per share                  $  (0.03)                 $   0.04
                                              =========                ========


Number of shares used in per
   share calculation                             69,112                  62,547
                                              ==========               ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  IMATRON INC.
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                Three Months Ended March 31,

                                                 1996                1995
                                               ---------          ----------
Cash flows from operating activities:
   Net income (loss)                         $  (2,191)           $  2,316
   Adjustments to reconcile net
   income(loss)to net cash provided by
   (used in) operating activities:
        Depreciation and amortization              257                 416
        Other income                                 -              (4,000)
   Changes in:
        Accounts and notes receivable             (828)             2,789
        Inventories                               (994)            (1,780)
        Prepaid expenses                           (65)               (32)
        Other assets                                (7)               (25)
        Accounts payable                            34               (561)
        Other accrued liabilities                 (968)               834
        Deferred income                            (89)                 -
                                              -------------       ------------

Net cash used in operating activities           (4,851)               (43)
                                              -------------       -------------


Cash flows from investing activities:
   Capital expenditures                           (205)               (449)
   Purchases of short-term investments          (2,027)                  -
                                              -------------      -------------

Net cash used in investing activities           (2,232)               (449)
                                              -------------      -------------


Cash flows from financing activities:
   Payments of obligations under capital leases   (155)                  -
   Proceeeds from issuance of common stock       1,048                  92
                                              -------------      -------------

Net cash provided by financing activities           893                 92
                                              -------------      -------------

Net decrease in cash and cash equivalents        (6,190)              (400)

Cash and cash equivalents, at beginning
  of the period                                   7,269              1,694
                                              -------------     --------------

Cash and cash equivalents, at end of the
  period                                      $   1,079          $   1,294
                                             ==============     ==============


The accompanying notes are an integral part of these consolidated financial statements.

                                  IMATRON INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
         -----------------------------------------------------------------


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1995.

2.  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Imatron Inc. and its wholly-owned subsidiary HeartScan Imaging, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

3.  INVENTORIES

    Inventories consist of (in thousands of dollars):

                                           March 31,             December 31,
                                             1996                    1995
                                         --------------         ---------------

      Purchased parts and sub-assemblies  $  2,590               $   2,594
      Service parts                            724                   1,079
      Work-in-progress                       4,720                   2,403
      Finished Goods                         1,897                   2,861
                                         --------------         ---------------
                                          $  9,931               $   8,937
                                         ==============         ===============


4.    INCOME (LOSS) PER SHARE

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

5.    TRANSACTIONS WITH SIEMENS CORPORATION

      The following table represents the percent of revenues attributable to the development and distribution agreements between the Company and Siemens Corporation:

                                                       Three months ended
                                                           March 31,
                                                      1996              1995
                                                      ----              ----

           Net product sales                           2%                3%
           Service                                    14%               44%
           Development contracts                     100%              100%

           Percentage to total revenues               24%               40%



      Siemens has asserted a claim against the Company regarding the lapse of certain foreign registrations of one of the patents assigned to Siemens by the Company in connection with the March 31, 1995 agreement between the companies. The technology involved in the patent is not used presently in any of the Company's products. The Company believes that it can provide a new patent to Siemens to replace the lapsed patent. While the resolution of the claim is not expected to have a material effect on the Company's financial position, it could however, have a material effect on the results of operations of a particular future period if resolved unfavorably.

6.    JOINT VENTURE

      As of March 31, 1996 Imatron's interest in the Joint Venture is carried in the accompanying financial statements at no value. The Company has no financial commitments to the Joint Venture and is prepared to abandon its interest. The Company intends to carry this investment at no value until such time as the Joint Venture can demonstrate that it will be able to sustain profitable operations. Once profitable operations are sustained, the Company will account for the Joint Venture investment on the equity method. Summarized financial information for the Joint Venture is not included in the notes to the consolidated financial statements for the period ended or as of March 31, 1996, as such information is not considered material to the operations of Imatron Inc.

      The following table represents the percent of revenues attributable to the Joint Venture between the Company and Imatron Japan K.K.:

                                                  Three months ended
                                                       March 31,
                                                  1996              1995
                                                  ----              ----

           Net product sales                      93%               97%
           Service                                23%                9%

           Percentage to total revenues           61%               52%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

                  Three months ended March 31, 1996 versus 1995

Overall revenues for the first quarter ended March 31, 1996 of $6,090,000 increased $440,000 or 8% from 1995 revenues of $5,650,000. Net product revenues increased 28% to $3,791,000 from $2,953,000 in 1995 primarily because of increased product upgrade revenues. Two scanners were shipped during each of the quarters. Service revenues decreased by 14% primarily due to a lower volume of spares shipments which was offset by an increase in the number of installed scanners under service contract. Development contract decreased 29% to $1,250,000 as a result of lower revenue recognized under the new Memorandum of Understanding entered into with Siemens as compared to the previous development agreement terminated in March 1995. Clinic revenues increased to $282,000 in 1996 from $48,000 in 1995 because of additional coronary artery disease risk assessment centers (clinics) operating in 1996.

The cost of revenues as a percent of revenues is slightly higher at 92% in 1996 as compared to 88% in 1995. Product cost of revenues as a percent of product revenues decreased to 84% in 1996 from 91% in 1995 due primarily to lower overhead expenses. Service cost of revenues as a percent of service revenues decreased to 91% from 110% as a result of lower scanner maintenance costs which was partially offset by lower margins on spares shipments. Development contract cost of revenues is equal to the Siemens development contract revenue, as per the three year Memorandum of Understanding with Siemens. Clinic cost of revenues as a percentage of clinic revenues decreased to 155% as compared to 408% in 1995 primarily due to higher revenues related to the establishment of new Heartscan clinics.

Operating expenses increased $324,000 to $2,634,000 for the quarter. R&D expenses of $703,000 in 1996 reflect the portion of R&D spending not covered by the Siemens research and development contract. Selling expenses increased to $1,083,000 from $749,000 in 1995 due primarily to higher marketing costs for Heartscan, a wholly-owned subsidiary of Imatron. General and administrative expenses increased by 47% from $578,000 in 1995 to $848,000 in 1996 due to the high level of costs related to the increase in number of clinics operating in 1996.

Other income decreased due to the elimination of the $4,000,000 term loan with Siemens in 1995 in exchange for the transfer of 5 Imatron EBT patents to Siemens and the cancellation of Siemens' existing minimum purchase obligations under the previous distribution agreement.

The increase in interest expense is related to the capital lease obligations for certain equipment including two Heartscan clinic scanners entered into by the Company.

Liquidity and Capital Resources:

Working capital decreased 10% to $12,884,000 during the three month period ended March 31, 1996. The decrease is primarily due to the operating loss incurred during the quarter. The decrease in cash and investments was partially offset by increases in receivables and inventories. The increase in inventory resulted from the completion of scanners which were placed into finished goods. Other accrued liabilities decreased by $968,000 primarily due to the recognition of customer deposits to revenue.

The Company's management believes that the cash, cash equivalents and short-term investments existing at March 31, 1996 and the estimated proceeds from ongoing sales of products and services in 1996 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 1996.

The Company anticipates that 1996 capital equipment acquisitions will increase from 1995 due to the expansion of Heartscan clinics.

To satisfy the Company's capital and operating requirements beyond 1996, profitable operations, additional public or private financing or the incurrence of debt may be required. If future public or private financing is required by the Company, holders of the Company's securities may experience dilution. There can be no assurance that equity or debt sources, if required, will be available or, if available, will be on terms favorable to the Company or its shareholders.

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

                                 Exhibit No. 11

                                  IMATRON INC.

                        Computation of Per Share Earnings
                      (In thousands, except per share data)
                                   (Unaudited)

                                               March 31,             March 31,
                                                1996                     1995
                                              ----------            ----------

PRIMARY

Average shares outstanding                      69,112                 53,779
Conversion of preferred stock
    Net effect of dilutive stock options             -                  6,539
          based on the treasury stock method
          using the average market price             -                  1,456
    Net effect of dilutive stock warrants
          based on the treasury stock method
          using the average market price             -                    773
                                              -----------           -----------
                                  TOTAL         69,112                 62,547
                                              ===========          ============

    Net income                                $ (2,191)             $   2,316
                                              ===========          ============

    Net income per share                      $  (0.03)             $    0.04
                                              ===========         =============

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1996


                                          IMATRON INC.
                                          (Registrant)




                                          /s/Gary H. Brooks
                                             -----------------
                                             Gary H. Brooks
                                             Vice President, Finance/
                                             Administration and Chief Financial
                                             Officer