Form 10-Q
period 1996-06-30
IMATRON INC
filed 1996-08-14
CIK 720477

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.


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

                                                     Yes X No

At July 31, 1996, 76,692,822 shares of the Registrant's common stock (no par value) were issued and outstanding.

                            Total Number of Pages: 13

                                  IMATRON INC.

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION                                          PAGE

Item 1.       Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets -                     3
                June 30, 1996 (unaudited) and December 31, 1995.


                Condensed Consolidated Statements of                        4
                Operations - Three and Six Months Ended
                June 30, 1996 and 1995 (unaudited).


                Condensed Consolidated Statements of                        5
                Cash Flows - Six Months Ended
                June 30, 1996 and 1995 (unaudited).


                Notes to Condensed Consolidated Financial                   6
                Statements (unaudited).


Item 2.       Management's Discussion and Analysis of Financial             9
                  Condition and Results of Operations.



PART II.          OTHER INFORMATION                                        11


SIGNATURES                                                                 13


                                  IMATRON INC.
                      Condensed Consolidated Balance Sheets
                             (Amounts in thousands)
                                                                      June 30,               December 31,
                                                                        1996                     1995
                                                                  ------------------       ----------------
                                                                     (Unaudited)
ASSETS:
Current Assets
  Cash and cash equivalents                                          $  18,417               $  7,269
  Short-term investments                                                10,745                  1,266
  Accounts receivable, net                                               4,680                  3,083
  Accounts receivable from affiliate                                     2,535                  2,957
  Notes receivable                                                         250                    250
  Inventories                                                            9,865                  8,937
  Prepaid expenses                                                         765                    563
                                                                  ------------------       ----------------
     Total current assets                                               47,257                 24,325

Property and equipment, net                                              9,243                  6,260
Other assets, net                                                          285                    291
                                                                  ------------------       ----------------
     Total assets                                                    $  56,785               $ 30,876
                                                                  ==================       ================

LIABILITIES & SHAREHOLDERS' EQUITY:

Current liabilities
  Borrowings under line of credit                                    $       -               $    992
  Accounts payable                                                        2,393                 2,785
  Other accrued liabilities                                               5,656                 5,607
  Capital lease obligations - due within one year                         1,170                   689
                                                                   ------------------     ----------------
     Total current liabilities                                            9,219                10,073

Deferred income on sale leaseback transactions                            1,670                 1,267
Capital lease obligations                                                 5,202                 3,311
                                                                   ------------------     ----------------
     Total liabilities                                                   16,091                14,651

Minority Interest                                                        14,922                     -

SHAREHOLDERS' EQUITY
Imatron:  Common stock, no par value; authorized - 100,000
  shares; issued and outstanding 76,601 shares at 1996 and
  68,835 at 1995;                                                        86,995                72,282
Additional paid-in capital                                                1,500                 1,500
Deferred compensation                                                      (143)                    -
Accumulated deficit                                                     (62,580)              (57,557)
                                                                   ------------------       ----------------
     Total shareholders' equity                                          25,772                16,225
                                                                   ------------------       ----------------

     Total liabilities and shareholders' equity                       $  56,785              $ 30,876
                                                                   ==================       ================

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                  IMATRON INC.
                 Condensed Consolidated Statements of Operations
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                          Three Months Ended                          Six Months Ended
                                                 June 30,                                  June 30
                                 -------------------------------------        ------------------------------------
                                    1996                     1995                1996                    1995
                                 ---------------       ---------------        ---------------       ---------------
Revenues:
   Product sales                  $  2,226               $  6,334              $  6,017                $ 9,287
   Product sale-leaseback
         arrangements                1,774                    953                 1,774                    953
   Service                             821                  2,606                 1,588                  3,502
   Development contracts             1,250                  1,384                 2,500                  3,137
   Clinic                              292                     91                   574                    139
                                 ---------------       ---------------        ---------------       ---------------
Total revenues                       6,363                 11,368                12,453                 17,018
                                 ---------------       ---------------        ---------------       ---------------


Cost of revenues:
   Product                           2,178                  4,631                 5,371                  7,326
   Product sale-leaseback
         arrangements                1,774                    953                 1,774                    953
   Service                             774                  1,285                 1,472                  2,274
   Development contracts             1,250                  1,384                 2,500                  2,478
   Clinic                              529                    367                   966                    564
                                 ---------------       ---------------        ---------------       ---------------
Total cost of revenues               6,505                  8,620                12,083                 13,595
                                 ---------------       ---------------        ---------------       ---------------

Gross profit                          (142)                 2,748                   370                  3,423

Operating expenses:
   Research and development            798                    776                 1,501                  1,760
   Marketing and sales                 898                    811                 1,981                  1,560
   Gen. and admin                      990                    592                 1,838                  1,169
                                 ---------------       ---------------        ---------------       ---------------
Total operating expenses             2,686                  2,179                 5,320                  4,489
                                 ---------------       ---------------        ---------------       ---------------

Total operating income (loss)       (2,828)                   569                (4,950)                (1,066)

Other income, net                      110                     11                   161                  4,000
Interest expense                      (114)                   (25)                 (234)                   (63)
                                 ---------------       ---------------        ---------------       ---------------

Net income (loss)
   before income taxes              (2,832)                   555                (5,023)                 2,871
                                 ---------------       ---------------        ---------------       ---------------

Provision for income taxes              -                    (36)                     -                   (36)
                                 ---------------       ---------------        ---------------       ---------------

Net income (loss)                $ (2,832)               $    519              $ (5,023)              $  2,835
                                 ===============       ===============        ===============       ===============

Net income (loss) per share       $ (0.04)               $   0.01               $ (0.07)             $    0.05
                                 ===============       ===============        ===============       ===============

Number of shares used
   in per share calculation         73,980                 62,490                71,546                 62,519
                                 ===============       ===============        ===============       ===============

The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.



                                  IMATRON INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                                  Six Months Ended June 30,
                                                        --------------------------------------------------
                                                                1996                               1995
                                                        -----------------                  ---------------
Cash flows from operating activities:
   Net income (loss)                                       $ (5,023)                          $  2,835
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
   Depreciation and amortization                                555                                828
   Other Income                                                   -                             (4,000)
Changes in:
   Accounts and notes receivable                             (1,175)                            (1,526)
   Inventories                                                 (928)                               918
   Prepaid expenses and deposits                               (202)                               (60)
   Other assets                                                 (11)                               (59)
   Accounts payable                                            (392)                            (1,200)
   Other accrued liabilities                                     49                              1,970
   Deferred income                                              403                                  -
                                                         -----------------                  -----------------

Net cash used in operating activities                        (6,724)                              (294)

Cash flows from investing activities:
   Capital expenditures                                        (835)                              (744)
   Purchases of marketable securities                       (11,501)                                 -
   Maturities of marketable securities                        1,013                                  -
   Sales of marketable securities                             1,014                                  -
                                                         -----------------                  -----------------

Net cash used in investing activities                       (10,309)                              (744)

Cash flows from financing activities:
   Payment of obligation under capitalized leases              (319)                                 -
   Payment of notes payable                                    (992)                                 -
   Proceeds from issuance of notes payable                        -                              1,100
   Issuance of common and preferred stocks                    29,492                                218
                                                         -----------------                  -----------------

Net cash provided by financing activities                     28,181                              1,318
                                                         -----------------                  -----------------

Net increase in cash and
   cash equivalents                                           11,148                                280

Cash and cash equivalents, at beginning
   of the period                                               7,269                              1,694
                                                         -----------------                  -----------------

Cash and cash equivalents, at end of the
   period                                                  $  18,417                          $   1,974
                                                         =================                  =================

The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.

                                  IMATRON INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
- -------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1995.

2.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Imatron Inc. and its wholly-owned subsidiary HeartScan Imaging, Inc. (HeartScan). All intercompany accounts and transactions have been eliminated in the consolidation.

3.       SHORT-TERM INVESTMENTS

         Short-term investments consist of certificates of deposit and debt securities. The certificates of deposit have been classified as held to maturity and the debt securities have been classified as available for sale. The maturity of all debt securities is less than one year and the unrealized gain/loss of the securities is immaterial at June 30, 1996.

4.       INVENTORIES

         Inventories consist of (in thousands of dollars):

                                                  June 30,          December 31,
                                                   1996                 1995
                                               --------------    --------------

          Purchased parts and sub-assemblies      3,250                2,594
          Service parts                             720                1,079
          Work-in-process                         4,454                2,403
          Finished goods                          1,441                2,861
                                                =============    ==============
                                                  9,865                8,937
                                                =============    ==============


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

6.       TRANSACTIONS WITH SIEMENS CORPORATION

         The following table represents the percent of revenues attributable to the development and distribution agreements between the Company and Siemens Corporation:

                                    Three months ended          Six months ended
                                        June 30,                     June 30,
                                   -------------------         -----------------
                                    1996         1995          1996         1995
                                    ----         ----          ----         ----

          Net product sales          5%           22%           4%          16%
          Service                   17%           38%          16%          40%
          Development contracts    100%          100%         100%         100%

          Percentage to total
           revenues                 25%           36%          24%          37%

         Siemens has asserted a claim against the Company regarding the lapse of certain foreign registrations of one of the patents assigned to Siemens by the Company in connection with the March 31, 1995 agreement between the companies. The technology involved in the patent is not used presently in any of the Company's products. The Company believes that it can provide a new patent to Siemens to replace the lapsed patent. While the resolution of the claim is not expected to have a material effect on the Company's financial position, it could however, have a material effect on the results of operations of a particular furture period if resolved unfavorably.

7.       JOINT VENTURE

         As of June 30, 1996 Imatron's interest in the Joint Venture is carried in the accompanying financial statements at no value. The Company has no financial commitments to the Joint Venture and is prepared to abandon its interest. The Company intends to carry this investment at no value until such time as the Joint Venture can demonstrate that it will be able to sustain profitable operations. Once profitable operations are sustained, the Company will account for the Joint Venture investment on the equity method. Summarized financial information for the Joint Venture is not included in the notes to the consolidated financial statements for the period ended or as of June 30, 1996, as such information is not considered material to the operations of Imatron Inc.

         The following table represents the percent of revenues attributable to the Joint Venture between the Company and Imatron Japan K.K.:


                                     Three months ended        Six months ended
                                          June 30,                   June 30,
                                     -------------------       ----------------
                                     1996          1995        1996        1995
                                   --------      --------    --------     -----

           Net product sales          36%          53%         63%          61%
           Service                    20%          35%         22%          25%

           Percentage to total
           revenues                   25%          41%         42%          42%

8.       EQUITY TRANSACTIONS

         In May 1996, Imatron sold 4,000,000 shares of common stock in a private placement offering, netting proceeds of $10,400,000.

         In June 1996, Imatron completed an offering whereby Imatron's wholly-owned subsidiary, HeartScan, sold 100,000 shares of Series A Preferred Stock at $160 per share. The preferred stock is convertible on a ten-to-one basis into HeartScan common shares at any time. Mandatory conversion of the preferred stock into common stock would occur upon the successful completion of a HeartScan initial public offering. The HeartScan Series A Preferred Stock may be exchanged at the sole option of the holder into Imatron common stock at an exchange price of $5.00 per share until the earlier of a) two year period following closing of the Preferred Stock offering; or a HeartScan initial public offering. If there is no initial public offering within 24 months of the Preferred Stock closing, holders may convert the HeartScan Series A Preferred Stock into Imatron common stock at a conversion price equal to 27% discount from the weighted average closing price of Imatron common stock for the 90 day period immediately preceding the pricing date.

         In accordance with the Private Placement Summary Offering Memorandum (including the supplement thereto) dated March 1996, Imatron and HeartScan covenanted and agreed with the purchasers of "the Shares", that on the Closing Date no less than $12,000,000 of the net proceeds from the sale of "the Shares" less all expenses of the offering, would be contributed to the capital of HeartScan without additional consideration.

         The HeartScan Series A Preferred Stock is held entirely by an unaffiliated third party and is classified in the accompanying balance sheet at June 30, 1996 as minority interest.

         The terms of the preferred stock provide certain additional rights to the holders including participation and approval of any future HeartScan equity financing and approval of transactions with affiliates.

         The terms of the Series A Preferred Stock include 1,000,000 authorized shares and 100,000 issued and outstanding shares at June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

                  Three months ended June 30, 1996 versus 1995

Overall revenues for the second quarter ended June 30, 1996 of $ 6,363,000 decreased $ 5,005,000 or 44% compared to 1995 revenues of $ 11,368,000. Net product revenues, including $1,863,000 under the sale-leaseback arrangements, decreased 45% to $ 4,000,000 from $7,287,000 in 1995 primarily because of a decrease in scanner shipments from five in 1995 to three in 1996 and product upgrade revenues. Service revenues decreased 68% to $821,000 due to a lower volume of spares shipments. Development contract revenue decreased 10% from $1,384,000 to $1,250,000 due to the income recognized in 1995 related to the termination of the previous development agreement with Siemens in March 1995 . Clinic revenues related to the HeartScan Imaging subsidiary increased to 292,000 in 1996 from 91,000 in 1995 because of additional coronary artery disease risk assessment centers (clinics) operating in 1996.

Total cost of revenues as a percent of revenues for the second quarter of 1996 is higher at 102% as compared to 76% in 1995. Product cost of revenues as a percent of product revenues increased to 99% in 1996 from 77% in 1995 due to lower margins resulting from the accounting treatment on the two sale-leaseback transactions to HeartScan. Service cost of revenues as a percent of service revenue increased 94% in 1996 from 49% in 1995 due primarily to a lower volume of spares shipments. Development contract revenue and cost of revenue is equal due to the terms of the three year Memorandum of Understanding with Siemens. Clinic cost of revenues as a percent of clinic revenues decreased to 181% as compared to 403% primarily due to additional revenues related to the establishment of new HeartScan clinics.

Operating expenses of $2,686,000 increased $507,000 or 23% compared to 1995 expenses of $2,179,000. R&D expenses of $798,000 in 1996 reflect the portion of R&D spending not covered by the Siemens research and development contract. Selling expenses increased to $898,000 from $811,000 in 1995 due primarily to higher marketing costs for HeartScan clinics which was partially offset by lower commissions on sales of C-150 ultrafast CT systems. Administrative expenses increased $398,000 to $990,000 due to increases in investor relations expenses and overhead expenses related to the establishment of new HeartScan clinics

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
                   Six months ended June 30, 1996 versus 1995

Overall revenues for the six months ended 1996 of $12,453,000 decreased $4,565,000 or 27% compared to revenues of $17,018,000 for the same period in 1995. Net product revenues, including $1,952,000 under the sale-leaseback arrangements, decreased 24% to $7,791,000 in 1996 from $10,240,000 in 1995 due to five scanners shipped in 1996 compared to seven in 1995. Service revenues decreased 55% to $1,588,000 in 1996 due primarily to a lower volume of spares shipments made during the second quarter. The decrease in development contract revenue of 20% to $2,500,000 in 1996 resulted from lower revenue recognized under the Memorandum of Understanding entered into with Siemens as compared to the previous development agreement terminated in March 1995. Clinic revenues related to the HeartScan Imaging subsidiary increased to $574,000 in 1996 from $139,000 in 1995 due to an increase in the number of clinics operating in 1996.

Total cost of revenues as a percent of revenues for the first six months of 1996 is higher at 97% in 1996 compared to 80% in 1995. Product cost of revenues as a percent of product revenues increased to 92% in 1996 from 81% in 1995 due to lower margins on sale-leaseback scanners and product upgrades. Service cost of revenues as a percent of service revenues increased to 93% in 1996 from 65% in 1995 due primarily to a decrease in spares shipments. Development contract cost of revenues is equal to the revenue recognized under the Memorandum of Understanding with Siemens. Clinic cost of revenues as a percent of clinic revenues decreased to 168% in 1996 from 406% in 1995 due primarily to revenues resulting from the additional HeartScan clinics operating in 1996.

Operating expenses of $5,320,000 in 1996 increased $831,000 or 19% compared to 1995 expenses of $4,489,000. R&D expenses of $1,501,000 in 1996 reflect the portion of R&D spending not related to the Siemens research and development contract. Selling expenses increased to $1,981,000 in 1996 from $1,560,000 in 1995 due primarily to higher marketing expenses incurred by the HeartScan Imaging subsidiary. Administrative expenses increased $669,000 to $1,838,000 due to increases in investor relations expenses and overhead expenses related to the establishment of new Heartscan clinics

Other income decreased to $161,000 in 1996 from $4,000,000 in 1995. The $4,000,000 was received in consideration for the transfer of five Imatron EBT patents to Siemens and the cancellation of Siemens' existing minimum purchase obligations under the previous distribution agreement.

The increase in interest expense is related to the capital lease obligations for certain equipment including four Heartscan clinic scanners entered into by the Company.

Liquidity and Capital Resources:

At June 30, 1996, the Company has a working capital of $38,038,000 which was a 167% increase compared to working capital of $14,252,000 at December 31, 1995. the current ratio increased to 5.1:1 from 2.4:1 at December 31, 1995.

The Company's assets increased in 1996 by 84% to $56,785,000 compared to December 31, 1995 total assets of $30,876,000 primarily due to proceeds of $26,400,000 from the second quarter Heartscan private placement and the sale of 4,000,000 shares of Imatron common stock. The increase in cash and investments was partially offset by the operating loss incurred during the year and payment of the borrowings under the line of credit with San Paolo Bank. Accounts receivable also increased by 19% as a result of slow payment by some customers. Inventories are higher by 10% due to the increase in work in process. Lease obligations increased to $6,400,000 principally due to the scanner sale-leaseback transactions for the two new HeartScan clinics.

The Company's management believes that the cash, cash equivalents and short-term investments existing at June 30, 1996 and the estimated proceeds from ongoing sales of products and services in 1996 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 1996.

The company anticipates that the 1996 capital equipment acquisitions will increase from 1995 due to the expansion of HeartScan clinics.

To satisfy the Company's capital and operating requirements beyond 1996, profitable operations or additional public or private financing or the incurrence of debt may be required. If future public or private financing is required by the Company, holders of the Company's securities may experience dilution. There can be no assurance that equity or debt sources, if required, will be available or, if available, will be on terms favorable to the Company or its shareholders.

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

Item 4.            Submission of Matters to a vote of Security Holders

                   The Company's Annual Meeting of Shareholders was held on June 28, 1996. At the meeting all existing directors were re-elected. In addition, a proposal to increase the additional shares eligible for sale under the Company's 1994 Employee Stock Option Plan from 1,000,000 to 1,800,000 shares was approved. The proposal received 50,150,046 votes for, 1,403,348 against, and 288,719 abstentions.

Item 5.            Other Information

                   Not applicable.

Item 6.            Exhibits and Reports on Form 8-K

                   (a)     Exhibits:

                           No. 11  -  Computation of per share earnings.

                   (b)     Form 8-K Reports:

                           Not applicable.

                                 Exhibit No. 11

                                  IMATRON INC.
                        Computation of Per Share Earnings
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                             Three Months Ended          Six Months Ended
                                                                   June 30,                  June 30,
                                                            ----------------------       -----------------
                                                            1996            1995          1996           1995
                                                           -------        --------       --------       -----
                                                                  (000's omitted, except per share data)

PRIMARY:

Average shares outstanding                                  73,980          54,402         71,546        54,091
Conversion of preferred stock                                                6,039                        6,289
Net effect of dilutive stock options
     based on the treasury stock method
     using the average market price                                          1,302                        1,379
Net effect of dilutive stock warrants
     based on the treasury stock method
     using the average market price                                            747                          760
                                                           -------        --------       ---------       ------

         TOTAL                                              73,980          62,490          71,546       62,519
                                                            ======          ======        ========      ======

Net income / (loss)                                       $ (2,832)      $     519      $   (5,023)    $  2,835
                                                            =======       ========       ==========     ======

Net income / (loss) per share                             $  (0.04)      $    0.01      $   (0.07)     $   0.05
                                                            =======       ========       ==========     =======

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 1996


                                         IMATRON INC.
                                         (Registrant)




                                         Gary H. Brooks
                                         -----------------
                                         /s/Gary H. Brooks
                                         Vice President, Finance/Administration
                                         and Chief Financial Officer