Form 10-Q
period 1996-09-30
IMATRON INC
filed 1996-11-14
CIK 720477

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.


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

                                    Yes X    No
                                       ----  ----
At October 30, 1996, 77,355,833 shares of the Registrant's common stock
(no par value) were issued and outstanding.
                                                       Total Number of Pages: 15

                                  IMATRON INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                           PAGE


Item 1. Condensed Consolidated Financial Statements

                  Condensed  Consolidated  Balance Sheets -                3
                  September 30, 1996 (unaudited) and December 31, 1995.


                  Condensed Consolidated Statements of                     4
                  Operations - Three and Nine Months Ended
                  September 30, 1996 and 1995 (unaudited).


                  Condensed Consolidated Statements of                     5
                  Cash Flows - Nine Months Ended
                  September 30, 1996 and 1995 (unaudited).


                  Notes to Condensed Consolidated Financial                6
                  Statements (unaudited).


Item 2.           Management's Discussion and Analysis of Financial       11
                  Condition and Results of Operations.




PART II.          OTHER INFORMATION                                       13


SIGNATURES                                                                15

                                  IMATRON INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                          September 30,                         December 31,
                                                               1996                                 1995
                                                         -----------------                  -----------------
ASSETS                                                     (Unaudited)
Current Assets
   Cash and cash equivalents                             $     5,318                       $         7,269
   Short-term investments                                     10,961                                 1,266
   Accounts receivable, net                                    5,988                                 3,083
   Accounts receivable from affiliate                          3,192                                 2,957
   Notes receivable                                               -                                    250
   Inventories                                                 9,718                                 8,937
   Prepaid expenses                                              609                                   563
                                                         -----------------                  -----------------
     Total current assets                                     35,786                                24,325

Property and equipment, net                                    7,243                                 6,260
Other assets                                                     333                                   291
Investments in HSI                                             1,437                                    -
                                                         -----------------                  -----------------

     Total assets                                          $  44,799                         $      30,876
                                                         =================                  =================
LIABILITIES & SHAREHOLDERS' EQUITY:

Current liabilities
   Borrowings under line of credit                       $        -                        $           992
   Accounts payable                                             1,587                                2,785
   Other accrued liabilities                                    7,919                                5,607
   Capital lease obligations - due within one year                 64                                  689
                                                         -----------------                  -----------------
     Total current liabilities                                  9,570                               10,073

Deferred income on sale-leaseback transactions                  1,551                                1,267
Capital lease obligations                                       6,035                                3,311
                                                         -----------------                  -----------------
       Total liabilities                                       17,156                               14,651

SHAREHOLDERS' EQUITY
   Common stock, no par value; authorized - 100,000
   shares; issued and outstanding 77,248 shares at 1996
   and 68,835 at 1995;                                         87,954                               72,282
   Additional paid-in capital                                   1,500                                1,500
   Accumulated deficit                                        (61,811)                             (57,557)
                                                         -----------------                  -----------------
       Total shareholders' equity                              27,643                               16,225
                                                         -----------------                  -----------------
Total liabilities and shareholders' equity                $    44,799                        $      30,876
                                                         =================                  =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  IMATRON INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                          Three Months Ended                          Nine Months Ended
                                             September 30,                               September  30
                                   -------------------------------------        ------------------------------------
                                    1996                     1995                1996                    1995
                                 ---------------       ---------------        ---------------       ---------------

Revenues:
   Product sales                $   6,545              $      244             $  12,562             $    9,532
   Product sale-leaseback
        arrangements                    -                      -                  1,774                    953
   Service                          1,134                   1,079                 2,722                  4,581
   Development contracts            1,250                   1,250                 3,750                  4,387
   Clinic                             -                       132                   574                    271
                                 ---------------       ---------------        ---------------       ---------------
Total revenues                      8,929                   2,705                21,382                 19,724
                                 ---------------       ---------------        ---------------       ---------------
Cost of revenues:
   Product                          4,649                     999                 10,020                 8,325
   Product sale-leaseback
        arrangements                   -                       -                  1,774                    953
   Service                            980                     997                 2,452                  3,271
   Development contracts            1,250                   1,250                 3,750                  3,728
   Clinic                             -                       425                   966                    989
                                 ---------------       ---------------        ---------------       ---------------
Total cost of revenues              6,879                   3,671                18,962                 17,266
                                 ---------------       ---------------        ---------------       ---------------
Gross profit / (loss)               2,050                   (966)                2,420                  2,458

Operating expenses:
   Research and development           879                     779                 2,380                  2,539
   Marketing and sales                688                     648                 2,669                  2,208
   Gen. and admin                     823                     709                 2,661                  1,913
                                  ---------------       ---------------        ---------------       ---------------
Total operating expenses            2,390                   2,136                 7,710                  6,660
                                 ---------------         ---------------       ---------------       ---------------
Total operating loss                 (340)                 (3,102)               (5,290)                 (4,202)

Other income, net                   1,922                      16                 2,083                  4,014
Interest expense                     (259)                    (46)                 (493)                  (109)
                                 ---------------       ---------------        ---------------       ---------------
Net income(loss) before
   loss from equity investment      1,323                  (3,132)               (3,700)                  (297)
                                 ---------------       ---------------        ---------------       ---------------
Loss from equity investment
   in HeartScan Imaging, Inc.        (554)                      -                  (554)                    -
                                   ---------------     ---------------        ---------------       ---------------

Net income (loss)                  $  769               $  (3,132)             $ (4,254)            $     (297)
                                 ===============       ===============        ===============       ===============
Net income per share               $ 0.01               $   (0.06)             $  (0.06)            $    (0.01)
                                 ===============       ===============        ===============       ===============
Number of shares used
   in per share calculation        80,428                   55,488              73,359                  54,764
                                 ===============       ===============        ===============       ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  IMATRON INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)
                                                                Nine Months Ended September 30,
                                                         ----------------------------------------------------
                                                                1996                               1995
                                                         -----------------                  -----------------

Cash flows from operating activities:
   Net loss                                              $      (4,254)                     $        (297)
   Adjustments to reconcile net loss
     to net cash used in
     operating activities:
   Depreciation and amortization                                   437                               1,207
   Other Income                                                     -                               (4,000)
   Changes in:
     Accounts and notes receivable                               (2,522)                             3,835
     Inventories                                                   (781)                              (613)
     Prepaid expenses and deposits                                  (46)                              (104)
     Other assets                                                   212                                (20)
     Accounts payable                                            (1,198)                            (1,503)
     Other accrued liabilities                                    2,312                                536
     Deferred income                                                284                                  -
                                                         -----------------                  -----------------
Net cash used in
   operating activities                                          (5,556)                              (959)

Cash flows from investing activities:
   Capital expenditures                                           (280)                             (1,055)
   Purchases of marketable securities                          (17,511)                                 -
   Maturities of marketable securities                           5,536                                  -
   Sales of marketable securities                                2,014                                  -
   Investment in HeartScan                                        (780)                                 -
                                                         -----------------                  -----------------
Net cash used in investing activities                           (11,021)                            (1,055)

Cash flows from financing activities:
   Payment of obligation under capitalized leases                 (54)                                  -
   Payment of notes payable                                      (992)                                  -
   Proceeds from issuance of notes payable                         -                                   800
   Issuance of common stock                                     15,672                               1,033
                                                         -----------------                  -----------------
Net cash provided by
   financing activities                                        14,626                                1,833
                                                         -----------------                  -----------------
Net decrease in cash and
   cash equivalents                                            (1,951)                                (181)

Cash and cash equivalents, at beginning
   of the period                                                7,269                                1,694
                                                         -----------------                  -----------------
Cash and cash equivalents, at end of the
   period                                                    $  5,318                           $    1,513
                                                         =================                  =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  IMATRON INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
---------------------------------------------------------------- ---------------

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1995.

2.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Imatron Inc. and its subsidiary HeartScan Imaging, Inc. (HeartScan). All inter-company accounts and transactions have been eliminated in consolidation through June 30, 1996. Effective July 1, 1996, the consolidated financial statements include the accounts of Imatron Inc. and its 48.3% equity investment in HeartScan.


3.   SHORT-TERM INVESTMENTS

Short-term investments consist of certificates of deposit and debt securities. The certificates of deposit have been classified as held to maturity and the debt securities have been classified as available for sale. The maturity of all debt securities is less than one year and the unrealized gain/loss of the securities is immaterial at September 30, 1996.


4.   INVENTORIES

     Inventories consist of (in thousands of dollars):

                                       September 30,            December 31,
                                           1996                     1995
                                     ----------------        --------------
     Purchased parts and sub-assemblies   $  3,690              $  2,594
     Service parts                             995                 1,079
     Work-in-process                         4,969                 2,403
     Finished goods                             64                 2,861
                                      ===============        =================
           Total                          $  9,718                 8,937
                                      ===============       ==================

5.   INCOME (LOSS) PER SHARE

Net income per common and common equivalent share is computed using the weighted average number of common shares outstanding after considering the dilutive effect of stock options and warrants.

Net loss per common share is computed using the weighted average number of common shares outstanding. Stock options and warrants have not been included in the computation as their effect would have been antidilutive.

6.   TRANSACTIONS WITH SIEMENS CORPORATION

The  following  table  represents  the percent of revenues  attributable  to the
development  and  distribution   agreements  between  the  Company  and  Siemens
Corporation:

                                   Three months ended         Nine months ended
                                     September 30,              September 30,
                                  --------------------        -----------------
                                   1996         1995           1996       1995
                                   ----         ----           ----       ----

    Net product sales               -           100%            2%         17%
    Service                        22%           49%           18%         39%
    Development contracts         100%          100%          100%        100%

         Total revenues            17%           76%           21%         40%

Siemens has asserted a claim against the Company regarding the lapse of certain foreign registrations of one of the patents assigned to Siemens by the Company in connection with the March 31, 1995 agreement between the companies. The technology involved in the patent is not used presently in any of the Company's products. The Company believes that it can provide patent to Siemens to replace the lapsed patent. While the resolution of the claim is not expected to have a material effect on the Company's financial position, it could however, have a material effect on the results of operations of a particular future period if resolved unfavorably.

7.   JOINT VENTURE

As of September 30, 1996 Imatron's interest in the Joint Venture is carried in the accompanying financial statements at no value. The Company has no financial commitments to the Joint Venture and is prepared to abandon its interest. The Company intends to carry this investment at no value until such time as the Joint Venture can demonstrate that it will be able to sustain profitable operations. Once profitable operations are sustained, the Company will account for the Joint Venture investment on the equity method. Summarized financial information for the Joint Venture is not included in the notes to the consolidated financial statements for the period ended or as of September 30, 1996, as such information is not considered material to the operations of Imatron Inc.

The following table represents the percent of revenues attributable to the Joint Venture between the Company and Imatron Japan K.K.:

                               Three months ended            Nine months ended
                                   September 30,                September 30,
                              -----------------------       ------------------
                                 1996         1995           1996         1995
                               -------      --------        -------      -----

     Net product sales           22%            -             44%           59%
     Service                     24%           11%            23%           22%

     Percentage to total
     revenues                    19%            5%            33%           37%

8.   EQUITY INVESTMENT IN HEARTSCAN

On June 28, 1996, Imatron completed a private offering whereby Imatron sold 100,000 shares of Heartscan Imaging, Inc. Series A Preferred stock to unaffiliated third parties at $160 per share. As a result, the total capitalization of Heartscan is as follows:

Common shares outstanding                                                             70,312
Common shares issuable upon the conversion of 100,000 Series A Preferred           1,000,000
Common shares issuable upon the conversion of 100,000 Series B Preferred           1,000,000
Stock options issued but not outstanding                                             117,188
Warrants issued  in connection with the sale of Series A Preferred                    30,000
Common stock reserved for issuance under the stock option plans                      282,500
                                                                               ----------------
               Total Common Shares Authorized                                      2,500,000
                                                                               ================

Imatron Inc remains the owner of 100,000 shares of Heartscan Series B Preferred stock which represents a 48.3% ownership in Heartscan at September 30, 1996.

The Heartscan Series A Preferred stock may be exchanged at the sole option of the holders into Imatron common stock at an exchange price of $5.00 per share of Imatron Common stock until the earlier of a) the conclusion of the two year period following the closing date of the Preferred Stock offering; or b) a Heartscan initial public offering at a market capitalization of no less than $15,000,000. If there is no initial public offering of Heartscan Common stock within 24 months of the Preferred Stock closing, the holders may convert the Heartscan Series A Preferred stock into Imatron common stock at a conversion price equal to 73% of the weighted average closing price of Imatron Common Stock for the 90 day period immediately preceding the pricing date, but in no event shall the conversion price be less than $1.50.

Heartscan Series A & B Preferred stock issued and outstanding shall have the right to vote with the holders of Common stock on all matters, each share of Preferred stock having that number of votes equal to the number of common stock shares into which the Preferred stock is convertible.

Effective July 1, 1996, Imatron did not have a majority voting interest in Heartscan and, therefore, has changed its method of accounting for HeartScan from consolidation basis to accounting for its investment using equity method. For the three months ended September 30, 1996, HeartScan's losses were $1,148,000 of which $554,000 (or 48.3%) was recognized by Imatron Inc. as a loss on its equity investment.

If at some future point in time sufficient shares of Heartscan Series A Preferred stock are exchanged into shares of Imatron Common stock such that Imatron controls the equivalent of 50% or greater of the shares of Heartscan Common stock, Imatron will fully consolidate Heartscan's financial statements.

Had Imatron controlled more than 50% of the shares of Common stock of Heartscan, as of September 30, 1996, Imatron's third quarter results on a fully consolidated basis would be $8,991,000 in revenues and $155,000 in net income. Following, are Imatron's proforma financial statements as if HeartScan had been fully consolidated and the Heartscan Series A Preferred stock was accounted for as minority interest as of September 30, 1996.

The following is Imatron's condensed consolidated balance sheets as if HeartScan had been fully consolidated.

                                                            IMATRON INC.
                                               Condensed Consolidated Balance Sheets
                                                         September 30, 1996
                                                             PROFORMA

                                                                                             Elimination
ASSETS                                                     Imatron            HeartScan        Entries             Total
                                                         -------------     -------------    ---------------     -------------

Cash and cash equivalents                                     $ 5,318           $3,060        $   -              $ 8,378
Short term investments                                         10,961            7,992            -               18,953
Receivables                                                     8,812              136            -                8,948
Inventories                                                     9,718                -            -                9,718
Prepaid Expenses                                                  609               63            -                  672
                                                         .............     .............    ...............     .............
Current Assets                                                 35,418            11,251            -               46,669

Fixed Assets, net                                               1,341             8,229            -                9,570
Other Assets                                                      333             2,505          (2,500)              338
Investments in HSI                                              1,192                 -          (1,192)                -
                                                         .............     .............    ...............     .............
Total Assets                                                  $38,284           $21,985         $(3,692)          $56,577
                                                         =============     =============    ===============     =============

LIABILITIES
Accounts Payable                                               $1,587            $    -          $  -             $ 1,587
Other accrued liabilities                                       7,919                76          (2,500)            5,495
Capital lease obligations-due within one year                      64             1,135             -               1,199
                                                         .............     .............    ...............     .............
Current Liabilities                                             9,570             1,211          (2,500)            8,281

Deferred income on sale leaseback transactions                  1,551                 -             -               1,551
Capital lease obligations                                         134             4,766             -               4,900
                                                          .............    .............     ............       ..............
Total Liabilities                                              11,255             5,977          (2,500)           14,732

Minority Interest                                                -               14,798             -              14,798



STOCKHOLDER'S EQUITY
Preferred Stock                                                  -                1,992            (1,992)              -
Common Stock                                                   87,954               143               -            88,097
Additional Paid in Capital                                      1,500               348              (348)          1,500
Deferred Compensation                                            -                 (125)              -              (125)
Retained Earnings                                             (62,425)           (1,148)            1,148         (62,425)
                                                         .............     .............    ...............     .............
Stockholders' Equity                                           27,029             1,210            (1,192)         27,047
                                                         .............     .............    ...............     .............
Total Liability & Stockholders' Equity                        $38,284           $21,985           ($3,692)        $56,577
                                                         =============     =============    ===============     =============

The following is Imatron's condensed consolidated statement of operations as if HeartScan had been fully consolidated.

                                  IMATRON INC.

                 Condensed Consolidated Statement of Operations
                (Amounts in thousands, except in per share data)

                                       PROFORMA

                       Three Months Ended                                   Nine Months Ended
                        September 30, 1996                                   September 30, 1996
              ------------ ----------- -------------- ------------ ------------- ------------- -------------- ----------------
                                          Eliminating                                             Eliminating
               Imatron      HeartScan      entries        Total       Imatron       HeartScan       entries        Total
              ------------ ----------- -------------- ------------ ------------- ------------- -------------- ----------------

REVENUE
Product        $6,545       $   -        $ (169)        $ 6,376       $14,336       $    -        $ (169)          $14,167
Field Service   1,134           -           (64)          1,070         2,793            -          (135)            2,659
R&D             1,250           -             -           1,250         3,750            -            -              3,750
Clinic              -         295             -             295            -           869            -                869
              ............ ........... .............. ............ .............  ............  .............  ...............

Total Revenue   8,929         295          (233)          8,991        20,879          869          (304)           21,444

COST OF SALES
Product         4,649          -             -            4,649        11,794           -              -            11,794
Field Service     980          -          (153)             827         2,452           -           (153)            2,299
R&D             1,250          -             -            1,250         3,750           -              -             3,750
Clinic            -           605          (60)             545            -         1,642          (131)            1,511
               ............ ........... .............. ............ ............. ............. .............. ................

Total Cost of
Sales           6,879         605          (213)          7,271        17,996        1,642          (284)           19,354
              ............ ........... .............. ............ ............. ............. .............. ................

Gross profit    2,050        (310)          (20)          1,720         2,883         (773)          (20)            2,090


Operating
  Expenses      2,390         831            -            3,221         6,444        2,097            -              8,541
Other income    1,922         150            -            2,072         2,077          156            -              2,233
Interest expense  259         157            -              416           303          347            -                650
              ............ ........... .............. ............ ............. ............. .............. ................

Net income/
 (loss)       $ 1,323    $ (1,148)        $ (20)          $ 155      $ (1,787)    $ (3,061)        $ (20)         $ (4,868)
             ============ =========== ============== ============ ============= ============= ============== ================

Net income per share                                     $ 0.00                                                    $ (0.07)
                                                     ============                                            ================

Number of shares used
in per share calculation                                 80,428                                                     73,359
                                                     ============                                             ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

                Three months ended September 30, 1996 versus 1995

Overall revenues for the third quarter ended September 30, 1996 of $8,929,000 increased $6,224,000 or 230% compared to 1995 revenues of $2,705,000. Net product revenues increased to $6,545,000 from $244,000 in 1995 primarily because of increases in scanner shipments from zero in 1995 to four in 1996. Service revenues remained flat in 1996 due to an increase in service contracts which was offset by a decrease in spares shipments. Development contract revenue is consistent with the three year Memorandum of Understanding entered into with Siemens in March 1995. Clinic revenues related to the Heartscan Imaging subsidiary is no longer being reported as a result of the recent Heartscan private placement decreasing the ownership in Heartscan by Imatron to a minority ownership (See footnote #8).

Total cost of revenues as a percent of revenues for the third quarter of 1996 is lower at 77% as compared with 136% in 1995. Product cost of revenues as a percent of product revenues decreased to 77% in 1996 from 409% in 1995 due to shipment of four scanners with higher margins compared to zero shipments in 1995. Service cost of revenues as a percent of service revenue slightly decreased to 86% in 1996 from 92% in 1995. Development contract revenue and cost of revenue is equal due to the terms of the three year Memorandum of Understanding with Siemens.

Operating expenses of $2,050,000 increased $271,000 or 13% compared to 1995 expenses of $2,119,000. R&D expenses of $879,000 in 1996 reflect the portion of R&D spending not covered by the Siemens research and development contract. Selling expenses remained flat as compared to 1995 due to commissions paid on the sale of C-150 scanner to Japan offset by the exclusion of Heartscan expenses during the third quarter as a result of the recent Heartscan private placement decreasing the ownership in Heartscan by Imatron to a minority interest (See footnote #8). Administrative expenses increased $131,000 to $823,000 due to increases in bank fees related to the Exim Bank credit line and investor relations expenses. These were also partially offset by the non-consolidation of Heartscan administrative expenses during third quarter.

                Nine months ended September 30, 1996 versus 1995

Overall revenues for the nine months ended 1996 of $21,382,000 increased $1,658,000 or 8% compared to revenues of $19,724,000 for the same period in 1995. Net product revenues, including $1,774,000 under the sale-leaseback arrangements, increased 37% to $14,336,000 in 1996 from $10,485,000 in 1995 due to nine scanners shipped in 1996 compared to seven in 1995. Service revenues decreased 41% to $2,722,000 in 1996 due primarily to a lower volume of spares shipments. The decrease in the development contract revenue of 15% to $3,750,000 in 1996 resulted from the lower revenue recognized under the Memorandum of Understanding entered into with Siemens as compared to the previous development agreement terminated in March 1995. Clinic revenues related to the Heartscan reflect the amount prior to the sale of the majority ownership of Heartscan to unaffiliated third party (See footnote #8).

Total cost of revenues as a percent of revenues for nine months ended 1996 at 89%, the same as 1995. Product cost of revenues as a percent of product revenues decreased to 82% in 1996 from 88% in 1995 due higher margins on scanners shipped. Service cost of revenues as a percent of service revenues increased to 90% in 1996 from 71% 1995 due primarily to a decrease in spares shipments. Development contract cost of revenues is equal to the revenue recognized under the Memorandum of Understanding with Siemens. Clinic cost of revenues as a percent of clinic revenues decreased to 168% in 1996 from 365% in 1995 due to the exclusion of clinic revenues and expenses for the third quarter ended 1996 as a result of the recent HeartScan private placement decreasing the ownership in HeartScan by Imatron to a minority ownership (See footnote #8).

Operating expenses of $7,710,000 in 1996 increased $1,102,000 or 17% in 1995 expenses of $6,608,000. R&D expenses of $2,380,000 in 1996 reflect the portion of R&D spending not related to the Siemens research and development contract. Selling expenses increased to $2,669,000 in 1996 from $2,208,000 in 1995 due to higher marketing expenses incurred by Heartscan Imaging prior to the Heartscan private placement. Administrative expenses increased $800,000 to $2,661,000 due to increases in investor relations expenses and overhead expenses related to the establishment of new Heartscan clinics prior to the Heartscan private placement.

Other income decreased to $2,083,000 in 1996 due to the $4,000,000 recorded in 1995 for the transfer of five Imatron EBT patents to Siemens and the cancellation of Siemens' existing minimum purchase obligations under the previous distribution agreement. This was partially offset by income derived from the sale of 59,090 shares of Invision Technologies common stock at $30.00 per share or a total of $1,756,000.

The increase in interest expense is related to the capital lease obligations for certain equipment entered into by the Company.

Liquidity and Capital Resources:

At September 30, 1996 the Company has a working capital of $26,216,000 which was 390% increase compared to the working capital of $14,252,000 at December 31, 1995. The current ratio increased to 3.7:1 from 2.4:1 at December 31, 1995.

The Company's assets increased in 1996 by 26% to $38,898,000 compared to December 31, 1996 total assets of $30,876,000 primarily due to proceeds from the sale of 4,000,000 shares of Imatron common stock and the receipt of a deposit of $2,500,000 for scanner orders from Heartscan. This increase in cash and investments was partially offset by the operating loss incurred during the year and payment of the borrowings under the line of credit with San Paolo Bank. Accounts receivable also increased due to the higher number of scanners sold under the letters of credit that are outstanding as of September 30, 1996. Inventories are higher at 10% due to the increase in work in process. Fixed assets and lease obligations include capital leases on HeartScan clinic scanners amounting to $5,901,000 that are guaranteed by Imatron Inc.

The Company's management believes that the cash, cash equivalents and short-term investments existing at September 30, 1996 and the estimated proceeds from ongoing sales of products and services in 1996 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 1996.

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

This Form 10Q contains forward-looking statements which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements as a result of certain risk factors set forth in the company's annual report on Form 10-K for the year ended December 31, 1995.

PART II.  OTHER INFORMATION
---------------------------
Item 1.            Legal Proceedings

                   Not applicable.

Item 2.            Changes in Securities

                   Not applicable.

Item 3.            Defaults upon Senior Securities

                   Not applicable.

Item 4.            Submission of Matters to a vote of Security Holders

                   The Company's Annual Meeting of Shareholders was held on June 28, 1996. At the meeting the nominated slate of directors was elected. In addition, a proposal to increase the additional shares eligible for sale under the Company's 1994 Employee Stock Option plan from 1,000,000 to 1,800,000 shares was approved. The proposal received 50,150,046 votes for, 1,403,348 against, and 288,719 abstentions.

Item 5.            Other Information

                   Not applicable.

Item 6.            Exhibits and Reports on Form 8-K

                   (a)     Exhibits:

                           No. 11  -  Computation of per share earnings.

                   (b)     Form 8-K Reports:

                           Not applicable.

                                 EXHIBIT NO. 11

                                  IMATRON INC.
                        COMPUTATION OF PER SHARE EARNINGS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)
                                                             Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                            -------------------------------------------------------
                                                            1996            1995         1996             1995
                                                           -------        --------       --------         -----

PRIMARY:

Average shares outstanding                                76,601         55,488         73,359           54,764
Conversion of preferred stock
Net effect of dilutive stock options
     based on the treasury stock method
     using the average market price                        2,234             -              -                -
Net  effect of dilutive  stock warrants
     based on the treasury stock method using
     the average market price                              1,593             -              -                 -
                                                          ---------      ---------     ---------        ---------
         TOTAL                                             80,428        55,488         73,359            54,764
                                                          ========       =========     =======           =======

Net income / (loss)                                       $ 769          $ (3,132)     $(4,254)          $ (297)
                                                           =======        ==========    =======         =========

Net income / (loss) per share                             $ 0.01         $ (0.06)    $  (0.06)          $ (0.01)
                                                           =========     ==========     =======         =========

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 1996


                                  IMATRON INC.
                                  (Registrant)




                                   /s/  Gary H. Brooks
                                   ------------------
                                        Gary H. Brooks
                                        Vice President, Finance/Administration
                                        and Chief Financial Officer