Form 10-K
period 1996-12-31
IMATRON INC
filed 1997-03-28
CIK 720477

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K



                                  ANNUAL REPORT
     PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         Commission file number 0-12405




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

                                    Yes X     No

The aggregate market value of the voting stock (which is the outstanding Common Stock) of the Registrant held by non-affiliates thereof, based upon the closing sale price of the Common Stock on March 18, 1997 on the Nasdaq National Market System ($2.28 per share) was approximately $173,982,000. For the purpose of the foregoing computation, only the directors and executive officers of the Registrant were deemed to be affilliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 18, 1997, Registrant had 78,176,769 outstanding shares of Common Stock, no par value, which is the only class of shares publicly traded.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Registrant's 1997 Annual Meeting of Shareholders, to be filed with the Commission on or before 120 days after the end of the 1996 fiscal year, are incorporated by reference into Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]


THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DESCRIBED IN ANY SUCH FORWARD LOOKING STATEMENTS. RISKS INHERENT IN IMATRON'S BUSINESS AND FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE WITHOUT LIMITATION THE CONSIDERATIONS SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENTS.

                                     PART I

ITEM 1 - BUSINESS

                                     GENERAL

Imatron Inc. ("Imatron" or the "Company"), a New Jersey corporation incorporated in 1983, is a technology-based company principally engaged in the business of designing, manufacturing and marketing a high performance computed tomography ("CT") scanner. This scanner uses Electron Beam Tomography ("EBT") technology based on a scanning electron beam. The scanner is used in large and midsized hospitals and free-standing imaging clinics. The Company provides service, parts and maintenance to hospitals and clinics that operate its scanners.

The Company is also engaged in performing research and development for others in the field of CT devices and licensing its patents and know-how in the fields of imaging sciences.

HeartScan Imaging, Inc. ("HeartScan"), incorporated in Delaware in 1993, is a diagnostic services subsidiary of the Company. After completion of a private placement that raised $14,798,000 in net proceeds in July 1996 and the exercise of certain incentive stock options by HeartScan and Imatron management team members, at December 1996, Imatron has a 49.5% interest in HeartScan Imaging which has been consolidated with Imatron for financial reporting purposes as a result of certain exchange provisions included in the private placement agreement. HeartScan offers coronary artery scanning ("CAS") and coronary artery disease risk assessment services through its five Coronary Artery Disease Risk Assessment Centers in South San Francisco, California, Seattle, Washington, Houston, Texas, Pittsburgh, Pennsylvania and Washington D.C. HeartScan is engaged in the business of developing a nationwide network of coronary artery disease risk assessment centers.


                              PRODUCT AND SERVICES

                                 ULTRAFAST CT(R)

PRODUCT DESCRIPTION

A conventional CT scanner is a diagnostic imaging device in which a cross-sectional (tomographic) image of a patient's anatomy is acquired from multiple intensity readings (samplings) taken as an x-ray source rotates around the patient during a scanning cycle. The acquired x-ray data are processed through a complex mathematical algorithm relating variations in the intensity of x-rays passing through a patient's body to tissue density differences. The acquired data are subsequently reconstructed and displayed as images on a video monitor, typically with white corresponding to high density matter, such as bone or calcium, and with black corresponding to low density matter, such as air. In this manner, the patient's anatomy can be displayed in a succession of cross-sectional, anatomical gray-scale representations.

The Imatron Ultrafast CT scanner design differs from conventional CT scanners in two important ways. First, the mechanically rotating x-ray tube technology of conventional CT scanners is replaced by a high power electron beam accelerator that generates a focused, high-intensity electron beam which is steered along stationary target rings to produce a rotating fan-shaped x-ray beam. This patented electron beam technology permits significantly faster scan speeds to be achieved. The Company's scanner can acquire CT images at a rate of 50 to 100 milliseconds per slice in contrast to conventional CT scanners that require between 1 and 10 seconds per slice. Second, the Imatron Ultrafast CT permits rapid scanning of multiple contiguous images without moving the patient. With these features, the Ultrafast CT scanner can perform stop-action or dynamic studies of the heart and various other organs, contributing to the scanner's usefulness for both diagnostic imaging and functional evaluation.

The Ultrafast CT(R) Scanner can be operated in three scanning modes: Single Slice mode, Multi-Slice mode and Continuous Volume Scanning mode. The Single Slice mode can acquire up to 140 images per acquisition and can be timed to the heart cycle with ECG triggering. This mode employs scan times from 100 milliseconds to 2 seconds as compared to 1 to 4 second exposure times of conventional CT scanners. The Multi-Slice mode incorporates scan times of 50 milliseconds and can acquire up to 180 images in 6 seconds. This mode can also be timed over the cardiac cycle with ECG triggering. The Continuous Volume Scanning mode can acquire up to 140 images in 15 seconds. This continuous data acquisition mode of the scanner outperforms spiral or helical scanning modes on conventional CT scanners. Advantages include excellent slice registration for 3D reconstruction, respiratory motion-free pulmonary imaging, pediatric scanning, trauma, IV contrast reduction and increased patient throughput.

PRODUCT DEVELOPMENT

In December 1996, the Company completed its version 12.3 software which more than tripled the image acquisition capability on the Company's C-150 model Ultrafast CT scanner. Furthermore, improvements were made in image reconstruction algorithms, ECG triggering capabilities and continuous volume scanning modes. After completion of Beta testing in early 1997, version 12.3 software will be available for sale.

In addition, the Company began marketing its new workstation, which when connected to the scanner, increases the functionality and flexibility of cross-sectional scanning. Images can now be viewed in 2D, 3D, Maximum Intensity Projections and real-time Multi-planar reformatting. This workstation can also perform auto filming, auto archiving and DICOM (digital imaging and communications in medicine) transfer. The Company believes this multi-tasking feature, along with superior image display and manipulation capabilites creates a workstation which will provide the user with increased capacity to process, view, manipulate and store the data produced by the Ultrafast CT scanner.

MARKETS

The Company sells its CT scanner to the diagnostic medical imaging market. This market includes several different medical imaging modalities such as CT, ultrasound, nuclear medicine, digital subtraction angiography and magnetic resonance imaging. These imaging modalities are based upon the ability of x-rays, sound waves, gamma rays or magnetic fields to penetrate human tissue and be detected by electronic devices for presentation of an image on a video monitor. In some cases, these imaging modalities compete with one another for the same type of diagnostic procedure.

All of these systems have been evaluated in the diagnosis of cardiac diseases, but the extent of application of several is limited due to distortions arising from the heart's motion as it beats at a frequency greater than the scanning speed of these systems. This is not the case for Imatron's Ultrafast CT. One of the significant benefits of the fast scanning speed is the ability to "freeze" the motion of the beating heart allowing it to image and quantify small calcium deposits in the coronary arteries, resulting in sharp, motion artifact-free images. This procedure is known as the coronary artery scan ("CAS").

Cardiovascular disease is the number one cause of death in the United States accounting for more than 950,000 deaths annually. Of these deaths, coronary heart disease contributes to approximately 500,000 deaths annually. Of particular importance is the fact that in approximately 150,000 cases annually, the first, last and only symptom of coronary heart disease is a fatal heart attack. The Company believes that this widespread incidence of coronary heart disease in the United States, coupled with the fact that a large number of asymptomatic individuals experience heart attacks each year, indicates a clear need for a safe and effective screening test for the earliest stages of coronary heart disease.

The correlation between calcium in the coronary arteries, atherosclerosis, and myocardial infarction (heart attack) has been known since the 1950's. In the mid-1960's, selective coronary angiography was introduced and soon became routine. Since that time coronary angiography, which demonstrated narrowing or occlusion of the coronary arteries, has become the "gold standard" for positive identification of coronary artery disease. Abnormal results from screening tests, such as exercise electrocardiography (ECG) and thallium stress nuclear medicine are commonly used as an indication for coronary angiography. These tests produce a significant percentage of false abnormal results such that as many as twenty-five to thirty-five percent of the coronary angiograms conducted are deemed to be normal. The importance of this high level of so-called normal angiograms is that coronary angiography is both expensive and invasive, exposing the patient to some risk of morbidity or even death. In addition, statistics indicate that some patients die suddenly after receiving a "normal" stress ECG study and are then found upon autopsy to have had significant coronary artery disease. The Company believes these statistics illustrate the inadequate predictive value of the standard, noninvasive screening tests used to diagnose coronary artery disease.

The Company further believes that research demonstrates CAS has the potential to accurately identify those people who are developing early coronary artery disease. CAS can then serve as a feedback mechanism to monitor the treatment of those with early coronary artery disease, a disease which recent research indicates that treatment may slow, stop or even regress. Until now, the only way to directly determine the effect of life-style modification and lipid-lowering pharmacologic treatment on coronary artery disease was to perform repeated invasive coronary angiography.

For those patients in whom CAS detects advanced coronary artery disease, intervention may help prevent a crippling heart attack or sudden death. The CAS test also has great potential for reducing the costs associated with the unnecessary treatment of those who have coronary risk factors, but show no sign of coronary artery disease. It is estimated thirty to thirty-five percent of people with elevated cholesterol levels do not develop coronary artery disease. Since there has not been, until the advent of the Ultrafast CT scanner, a method to find those who are beginning to develop coronary disease, everyone with a high cholesterol reading is treated as if they will develop the disease. The Company believes that CAS is a powerful and cost-effective method of detecting or ruling out coronary artery disease and represents a unique market. Currently, only the Ultrafast CT scanner can provide the necessary technological capability to address these clinical application requirements. Notwithstanding the foregoing, CAS to date has not been broadly accepted as a method of identifying coronary artery disease and there is no assurance that a significant market will develop for this procedure.

Imatron believes that possible factors affecting the demand for CT products include, among others, potential customers' budgetary constraints including those imposed by government regulation, changes in the reimbursement policies of the government and third party insurers, replacement of older equipment, advancements in technology, and the introduction of new medical procedures.

SERVICE

The Company and its distributors provide installation, customer service, and warranty service to their respective Ultrafast CT customers. Imatron provides a warranty to its distributors on parts only during the 12 month period following installation and warrants replacement parts for 90 days.

The Company maintains a staff of technical support engineers who are available on a contract basis to assist its distributors during installations or during emergencies. The Company also sells spare parts to its distributors.

CORONARY ARTERY SCANNING - HEARTSCAN IMAGING, INC.

In 1993, the Company organized HeartScan Imaging, Inc. as a wholly-owned subsidiary. During that year, HeartScan opened a CAS pilot facility at the Company's headquarters in South San Francisco, California. The principal purposes of the facility are to test market a variety of consumer advertising and professional education programs, test software developments for the Company's scanner products and serve as a corporate demonstration site for the Company's products and services.

HeartScan is also engaged in the business of developing coronary artery disease ("CAD") risk assessment centers and has developed a business and financing plan for a nationwide network of Company-owned and operated CAD risk assessment centers. The services of such centers are being marketed to physicians, insurers, employers and directly to the public. As of December 31, 1996, five CAD risk assessment centers were owned and operated by HeartScan. HeartScan's near-term business strategy involves the development of five to six Coronary Artery Disease Risk Assessment Centers over the next twelve months and additional centers thereafter. There is no assurance that HeartScan will be able to complete the centers provided for in its business plan. The success of HeartScan's Coronary Artery Disease Risk Assessment Centers depends on a number of factors including, but not limited to, HeartScan's ability to: obtain and operate in compliance with appropriate licensing from applicable regulatory authorities; develop working relationships with local groups of cardiologists; educate patients, referring physicians and third-party payors about the benefits of the CAS and HeartScan's centers; and successfully manage the operations of the centers. HeartScan anticipates negative cash flow and substantial operating losses during the next several years of its operations and there is no certainty that HeartScan can operate profitably.

In June, 1996, Imatron completed a private offering whereby Imatron sold 100,000 shares of HeartScan Series A preferred stock to unaffiliated third parties at $160.00 per share with realized proceeds of $14,798,000 (net of offering costs). The sale of such shares, together with the exercise of certain incentive stock options by members of the HeartScan and Imatron management team, reduced Imatron's ownership in HeartScan to 49.5% as of December 31, 1996. The HeartScan Series A Preferred Stock may be exchanged at the sole option of the holder into Imatron common stock at an exchange price of $5.00 per share until the earlier of a) two year period following closing of the Preferred Stock offering; or b) a HeartScan initial public offering. If there is no initial public offering within 24 months of the Preferred Stock closing, holders may convert the HeartScan Series A Preferred Stock into Imatron common stock at a conversion price equal to the greater of $1.50 per share or a 27% discount from the weighted average closing price of Imatron common stock for the 90 day period immediately preceding 24 months of the Preferred Stock closing and each date that is 3 months thereafter to and including the 48th month of the Preferred Stock closing.

HeartScan believes the net proceeds from the private offering, together with lease and debt financing, will enable it to open five to six additional Coronary Artery Disease Risk Assessment

Centers over the next twelve months. In addition, a portion of the funds will be used to develop a program to heighten public awareness of the value of coronary artery scanning and support and expand collaborative research to develop and further refine potential new tests that could be offered at HeartScan centers. To satisfy HeartScan's future capital and operating requirements and to complete its business plan, additional financing may be required. There is no certainty that HeartScan will, in the future, be able to sell its securities privately or in a registered public offering. If additional future public or private financing is required by HeartScan, Imatron may experience dilution of its current ownership position in HeartScan, along with other holders of HeartScan's securities. If such financing cannot be obtained, HeartScan may not be able to complete its business plan and may seek to sell some or all of its assets or to merge with another company.

HeartScan is dependent on Imatron for the scanners used in its Coronary Artery Disease Risk Assessment Centers. HeartScan does not believe there are any other machines which can accomplish the same tests. In the event that Imatron, for any reason, should cease manufacturing such equipment, HeartScan would be unable to complete its business plan.

HeartScan's competitors are clinics and hospitals using either Ultrafast CT scanners or conventional CT scanners for coronary artery screening. In order to compete successfully against these competitors, it must develop a good working relationship with cardiologists and educate the public and health insurance companies about the benefits of coronary artery screening tests as well as significant advantages over other testing modalities in terms of accuracy, cost, time and degree of invasiveness.

HeartScan's near-term plans for opening new clinics will place significant strain on its administrative, operational and financial resources and increased demands on its systems and controls. If its management is unable to manage growth effectively, HeartScan's operating results could be adversely effected.

RESEARCH AND DEVELOPMENT CONTRACTS

In March 1991, the Company entered into an agreement with Siemens Corporation ("Siemens") which included a Development Agreement. (see "Transactions With Siemens Corporation" below). Pursuant to the Development Agreement, the Company and Siemens pursued the joint development of certain EBT technology products funded by Siemens. Upon successful conclusion of the development of such products, Siemens had the sole right to manufacture the products. The Company recognized $0, $1,753,000 and $5,013,000 of revenue under this Development Agreement in 1996, 1995 and 1994, respectively.

On March 31, 1995, the Company and Siemens entered into a new agreement (the "Memorandum of Understanding") pursuant to which the parties agreed to terminate the existing Development Agreement and substitute in its place a new collaborative research agreement. Under the new collaborative research agreement, the parties will jointly conduct research and development over a three year period directed toward certain improvements and enhancements to the Company's C-150 product. Siemens agreed to fund an aggregate of $15 million of Imatron-managed research and development for a three year period beginning April 1, 1995, subject to addressing mutually agreed upon goals and objectives. Pursuant to the funding, Imatron will contribute a portion equal to no less than fifty percent of Siemens' contribution for the sole purpose of conducting the collaborative research. The primary goals of the research and development program are to develop and enhance the Ultrafast CT scanner system performance, increase product reliability, reduce manufacturing costs, and improve system upgradability. The results of the collaborative research will be jointly owned by the parties and cross-licensed. The Company recognized $5,000,000 and $3,884,000 of revenue under the collaborative agreement in 1996 and 1995, respectively.

                                    MARKETING

The Company's Ultrafast CT scanners are utilized by a variety of customers including large teaching and research hospitals, medium-size hospitals and imaging clinics.

The Company sells its Ultrafast CT product directly and through distributors. The Company has, or had, the following distribution arrangements:

UNITED STATES, CANADA, AND EUROPE

In April 1995, pursuant to the Memorandum of Understanding above, the Company entered into an agreement with Siemens giving Siemens the exclusive right to distribute the Company's C-150 scanner in the United States, Canada, Europe and India. (see "Transactions With Siemens Corporation" below). Siemens purchased two, one, and six C-150 scanners in 1996, 1995 and 1994, respectively.

JAPAN

Beginning in 1986, Mitsui & Co., Ltd. ("Mitsui") was the distributor of the Company's products in Japan, either directly or through a third-party distributor. On December 10, 1993 Imatron entered into two agreements with Mitsui that became effective in January 1994; the Settlement Agreement and the Transition Agreement. Pursuant to these agreements, Mitsui agreed to pay Imatron $1.5 million in consideration of Imatron's agreement to relieve Mitsui of its obligation to purchase additional Ultrafast CT scanners from Imatron. Imatron agreed to purchase certain Ultrafast CT scanner inventory from Mitsui and to undertake all service and warranty responsiblitiy for Ultrafast CT scanners installed in Japan. Imatron further agreed to complete certain sales contracts currently in place between Mitsui and various end users in Japan.

On January 7, 1994, Imatron entered into a Joint Company Agreement with Tobu Land System Company and Kino Corporation pursuant to which a joint venture company was established to market, sell, install and service Imatron CT scanners. The joint venture was designated as Imatron Japan, Inc. and is owned 51% by Tobu Land System Company, 25% by Kino Corporation and 24% by Imatron. Imatron did not assume any financial funding requirements associated with the formation of Imatron Japan, Inc. The Company's investment in Imatron Japan, Inc. is carried at no value in the accompanying financial statements. Imatron is under no obligation to fund the operations of Imatron Japan, Inc. and is prepared to abandon its interest.

On  February  3,  1994,   Imatron  and  Imatron  Japan,   Inc.  entered  into  a
Distributorship Agreement pursuant to which Imatron Japan, Inc. has been appointed as Imatron's exclusive Distributor in Japan. Imatron has transferred its rights and obligations under the Transition Agreement between Imatron and Mitsui & Co. Ltd. to Imatron Japan, Inc. Imatron Japan, Inc. took delivery of five, five, and six C-150 Ultrafast CT scanner systems from Imatron in 1996, 1995 and 1994, respectively. Imatron Japan, Inc. also purchased two refurbished Ultrafast CT systems in 1995. In connection with these sales, the Company pays $130,000 in commissions for each new C-150 Ultrafast CT scanner sold to Imatron, Japan Inc.

Imatron Japan, Inc. has ordered 10 additional Ultrafast CT scanner systems for delivery in 1997 and 1998 with an option to purchase three additional systems in the years 1997 and 1998, respectively.

RELIANCE ON DISTRIBUTORS

A substantial portion of the Company's sales of its scanners is done through distributors. There is no assurance that the Company's distibutors will actually meet their contractual minimums on a timely basis. Failure by the distributors to meet their obligations could adversely affect the Company's operations and financial position.

SALES INFORMATION

The end user list price for the Ultrafast CT scanner varies depending on the configuration and country to which the scanner is shipped. The sales price includes installation by field service personnel, system check and certification, customer training in the scanner's use, and a limited 12-month parts warranty. In addition, local taxes and import duties may be added. This price, which is significantly higher than that of conventional CT scanners, may serve to limit sales of the Company's scanner to larger hospitals and medical imaging clinics that are able to generate a higher than average patient usage volume to offset its higher cost.

Unit export sales for fiscal years ended December 31 are as follows:

                                        1996              1995             1994
                                        ----              ----             ----

 Total Export Sales                      8                 7                10


                      TRANSACTIONS WITH SIEMENS CORPORATION

In March 1991, the Company entered into a Basic Agreement with Siemens Corporation ("Siemens") which consisted of four separate sub-agreements each of which has been subsequently modified in various respects by the parties.

On March 31, 1995, the Company and Siemens entered into an agreement (the "Memorandum of Understanding" or "MOU") pursuant to which the relationship of the parties as established by the Basic Agreement was substantially restructured. Pursuant to the MOU, the sub-agreements of the Basic Agreement were terminated and a number of new relationships were created. First, the $4 million term loan was canceled in exchange for the transfer to Siemens of all of Imatron's interest in five patents subject to a royalty-bearing license back to Imatron and the cancellation of the minimum purchase provision of the previous distribution agreement. Second, the parties agreed to terminate, as of March 31, 1995, the existing Development Agreement and substitute in its place a new collaborative research agreement pursuant to which the parties will jointly conduct research and development over a three year period directed toward certain improvements and enhancements to the Company's C-150 product described above. Third, Siemens was appointed Imatron's exclusive distributor for the company's C-150 Ultrafast scanner in the United States, Canada, Europe and India for a three year period effective April 1, 1995 and ending March 31, 1998. Imatron retains exclusive distribution rights in the rest of the world. Fourth, the Company and Siemens granted reciprocal licenses to each other covering the electron beam technology presently used (and to be developed) relating to the design and manufacture of electron beam products.

Pursuant to the new collaborative research agreement, Siemens has agreed to fund a maximum aggregate of $15 million of Imatron-managed research and development over the three years, subject to addressing certain mutually agreed upon goals and objectives. Pursuant to the funding, Imatron will contribute a portion equal to no less than fifty percent of Siemens' contribution for the sole purpose of conducting the collaborative research. The primary goals of the research and development program are to develop enhanced system performance, increase product reliability, reduce manufacturing costs, and improve system upgradability. The results of the collaborative research will be jointly owned by the parties and cross-licensed.

Siemens has agreed to use its best efforts to distribute the Company's C-150 product in its exclusive markets subject to no minimum purchase obligations. The term of the Distribution Agreement may be extended for an additional three year period, upon mutual agreement by Imatron and Siemens. Any extension of the agreement is subject to agreement on minimum purchase commitments and price.

Pursuant to the cross licensing agreement, Siemens has granted Imatron a license to: (a) all of the research results from the prior development agreement; (b) the patents transferred by Imatron to Siemens; and (c) Siemens' rights under the new collaborative research agreement. Imatron has granted a license to Siemens in the field of medical imaging to: (a) Imatron's rights under the new collaborative research agreement; and (b) Imatron's electron beam technology. Pursuant to the license, Imatron has agreed not to grant to any third party a license in the field of medical imaging during the term of the Distribution Agreement and the collaborative research agreement and for a period of three years thereafter. Siemens may not use Imatron's technology to manufacture C-150 scanners until Imatron has delivered to Siemens 50 such units in any year, or in the event Imatron is unable to perform its obligations to Siemens under the Distribution Agreement.


                           INVISION TECHNOLOGIES, INC.

In 1990, the Company established a joint venture company, InVision Technologies, Inc. ("InVision")(formerly Imatron Industrial Products, Inc.), with FI.M.A.I. Holding S.A. ("FI.M.A.I."), a former shareholder of Imatron, to develop, manufacture, market and support advanced CT technology in the baggage, parcel and freight scanning market. Upon organization, Imatron contributed $250,000, certain parts, components and material and entered into a Technology License Agreement.

The Technology License Agreement between the Company, FI.M.A.I. and InVision, grants InVision an exclusive, worldwide, perpetual and fully-paid license to use the Company's technology and patents for the development, manufacture, use, and sale of compact medical scanner products for military field applications, and mail, freight, parcel or baggage scanner products. Also, InVision has agreed to grant back to Imatron an exclusive, worldwide, perpetual and fully-paid right and license to use InVision's technology and patents outside of InVision's field of use.

In July 1996, Imatron sold its remaining shares of InVision common stock. InVision common stock was carried at no cost by Imatron. Imatron realized $1,756,000 from the InVision common stock sale. The gain on sale was recorded as other income in the Company's consolidated financial statements for the year ended December 31, 1996.

As of December 31, 1996, Imatron has no ownership interest in InVision.

                                   COMPETITION

In the non-cardiac imaging applications market (comprised principally of hospital radiology departments), the Company's principal competition is from current manufacturers of conventional CT scanners, including General Electric Company, Siemens Corporation, Elscint, Picker International, Inc., Philips Medical Systems and Toshiba Medical Corporation and others. Non-invasive diagnostic imaging techniques such as ultrasound, radioisotope imaging, digital subtraction angiography and magnetic resonance imaging are also partially competitive with the Company's scanners. Each of the companies named above, as well as ATL, Accuson and ADAC Laboratories, markets equipment using one or more of these techniques. All of these companies have greater financial resources and larger staffs than those of the Company and their products are, in most cases, substantially less expensive than the Ultrafast CT scanner.

The Company believes that in order to compete successfully against these competitors, it must continue to demonstrate that the Ultrafast CT scanner is both an acceptable substitute for conventional CT scanners in scanning areas of the body where motion is not a limitation and a valuable cardiac diagnostic tool capable of producing unique and useful images of the heart. Although the Company believes that the Ultrafast CT can produce images of a quality and resolution as good as, or superior to, images produced by "state of the art" conventional CT scanners, it lacks certain features that many competing premium scanners offer. These include lack of a high-resolution mode. There is no certainty that potential purchasers will accept the Company's scanner without such features.

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

Other factors, in addition to those described above, that a potential purchaser might consider in the decision to replace a conventional CT scanner with an Ultrafast CT scanner include purchase price, patient throughput capacity, anticipated operating expenses, estimated useful life and post-sale customer service and support. The Company believes that its scanner is competitive with respect to each of these factors.


                                  MANUFACTURING

The Company manufactures its scanner at its South San Francisco, California headquarters facility. To date, the typical manufacturing cycle has required approximately six months from the authorization of manufacturing to the delivery of a scanner.

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

Also, certain vendors currently require cash-on-delivery or prepayment terms. There can be no assurance that such actions will not adversely affect the Company's production schedule and its ability to deliver products in a timely manner. As a result of certain vendors currently requiring cash-on-delivery or prepayment terms, the Company must maintain higher levels of cash and other sources of credit to fund material purchases than otherwise would be required.

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

The Amendments also impose certain requirements which must be met prior to the initial marketing of medical devices introduced into commerce after May 28, 1976. Other requirements imposed on medical device manufacturers include a pre-market notification process commonly known as the 510(k) application to market a new or modified medical device. Additionally, and specifically, if required by the FDA, a pre-market approval (PMA) may be required. This process is potentially expensive and time consuming and must be completed prior to marketing a new medical device. The Company has received appropriate clearances from the FDA to market both the C-100 and C-150 Ultrafast CT scanner. The Company believes that it is presently in substantial compliance with the GMP requirements and other regulatory issues promulgated by the FDA.

The FDA also regulates the safety and efficacy of radiological devices. Although the Company believes it is in compliance with all applicable radiological health regulations established by the FDA, there can be no assurance that the Ultrafast CT scanner will continue to comply with all such standards and regulations that may be pronounced. In any event, compliance with all such requirements can be costly and time consuming, with a resultant materially adverse effect upon the development of the Company's business and its future profitability.

FDA clearance to market does not guarantee or imply reimbursement by third-party payors such as Medicare, Medicaid, Blue Cross/Blue Shield or other private health insurers. Medicare and Medicaid reimburse for procedures that are generally accepted or that have been proven safe and effective. The Health Care Financing Administration ("HCFA"), which oversees Medicare and Medicaid payment policies, will not authorize payment for procedures which are considered to be experimental. HCFA has determined that diagnostic examinations of the head and other parts of the body performed by CT scanners are covered if the contractor who administers the local Medicare program finds that medical and scientific literature and opinion support the effective use of a scan for the particular condition.

The Federal government and certain states have enacted cost-containment measures such as the establishment of maximum fee standards in an attempt to limit the extent and cost of governmental reimbursement of allowable medical expenses under Medicare, Medicaid and similar governmental programs. A number of states have adopted, or are considering the adoption, of similar measures. Such limitations have led to a reduction in, and may further limit funds available for, the purchase of diagnostic equipment such as the Company's scanner and in the number of diagnostic imaging procedures performed in hospitals and other medical institutions such as HeartScan's imaging clinics.

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

The Company's primary customers operate in the healthcare industry. The health care industry is highly regulated. Both existing and future governmental regulations could adversely impact the market for the Company's Ultrafast CT scanner and the Company's business. The Company's operations are also subject to regulation by other federal, state and local governmental entities empowered to enforce pertinent statutes and regulations, such as those enforced by the Occupational Safety and Health Agency and the Environmental Protection Agency. In some cases, state or local regulations may be stricter than regulations imposed by the federal government. The Company was most recently inspected by the State of California, Department of Occupational Safety and Health
Administration in November 1993. Minor violations were issued by Cal/OSHA and were immediately corrected by the Company. The subsequent follow up inspection in December 1993, by the same regulatory body, yielded satisfactory results without the issuance of further notice of violation. The Company believes that it is in substantial compliance with California regulations applicable to its business. In November 1996 and again in January 1997, the FDA conducted routine inspections of Imatron's manufacturing operations. Both inspections concluded without Notices of Observations. Imatron frequently provides field modifications or updates of components and software to operational sites. Imatron voluntarily advised FDA during these inspections that certain field corrections were ongoing. FDA concurred with Imatron's decision to field upgrade certain sites and assigned recall numbers Z-304/307-7 and Z-298/299-7. Imatron is required to notify the FDA periodically of the status of these corrections and again upon completion. Imatron is complying with these requests and expects correction to the above recall numbers by May 31, 1997. Imatron believes that it is in substantial compliance with the regulations promulgated by the FDA.

HeartScan's activities are subject to extensive regulation, generally by state and local governmental entities. Although HeartScan believes it is in substantial compliance with all applicable radiological health standards and regulations, there can be no assurance that its business will continue to comply with all such standards and regulations that may be promulgated. In any event, compliance with all such requirements can be costly and time consuming, with a resultant materially adverse effect upon the development of HeartScan's business and its future profitability. HeartScan's operations are also subject to regulation by other federal, state and local governmental entities empowered to enforce pertinent statutes and regulations, such as those enforced by the Federal Food and Drug Administration, Occupational Safety and Health Administration and the Environmental Protection Agency. Changes in governmental regulations or new regulations adopted in the future may materially adversely affect Imatron's business. In some cases, state or local regulations may be stricter than regulations imposed by the Federal government.


                              PATENTS AND LICENSES

Imatron relies heavily on proprietary technology which it attempts to protect through patents and trade secrets.

In February 1981, the Company was granted the exclusive use for five years and non-exclusive use thereafter of certain technology and a patent pending owned by the University of California ("UC") under the terms of a license agreement between UC and Emersub, a wholly-owned subsidiary of a former principal shareholder of the Company, and a sublicense agreement between Emersub and Imatron Associates (the predecessor to the Company), respectively. In June 1986, the license and sublicense agreements were amended to extend the Company's exclusive use of the technology through the remaining 13-year life of the patent in exchange for modified minimum annual royalty payments. Under the terms of Emersub's license with UC, Emersub was obligated to make certain additional payments in connection with the license. In October 1990, pursuant to subsequent amendments of the license and sublicense agreements the Company issued an aggregate of 132,813 shares of Series A Preferred Stock to UC and Emersub in satisfaction of this obligation. The University of California converted their 125,000 Series A Preferred Stock into 625,000 common stock shares in 1993. Emersub converted their 7,813 Series A Preferred Stock into 39,065 common stock shares in September 1995.

Under the continuing sublicense agreement, as amended, the Company is required to pay annual royalties to Emersub equal to 2.125% of net sales of certain of the Company's products. The Company's Chairman of the Board, Dr. Douglas P. Boyd, receives 6% of all of the royalties paid by Emersub to UC. Loss by Imatron of its rights under the patent as a result of termination of its sublicense from Emersub, or the underlying license, could have a material adverse effect upon Imatron's business and future prospects. There are no present disputes with either UC or Emersub.

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

In addition, Imatron holds twenty-four U.S. Patents of its own (each with a remaining life in excess of 3 years) and has filed three U.S. patent applications covering various integral components of the scanner including, among others, its electron beam assembly and its x-ray detector and has filed applications corresponding to several of these patents and applications in various European Patent Convention countries, Canada and Japan. There can be no assurance that any such applications will result in the issuance of a patent to the Company. Imatron's patents and patent applications have not been tested in litigation and no assurance can be given that patent protection will be upheld or will be as extensive as claimed. Furthermore, no assurance can be given as to the Company's ability to finance litigation against parties which may infringe upon such patents or parties which may claim that the Company's scanner infringes upon their patents. However, the agreement signed by the Company and Siemens Corporation in March 1991 allows Siemens Corporation to enter litigation in favor of Imatron.

On March 31, 1995, the Company and Siemens Corporation (Siemens) entered into an agreement (the "Memorandum of Understanding") relating in part to certain of the Company's patents (see "Transactions With Siemens Corporation" ). Pursuant to the agreement, the Company transferred to Siemens five patents, two of which cover features of the Company's C-150 scanner, in partial consideration of the cancellation by Siemens of the $4 million term loan to the Company. As part of the agreement Siemens granted to the Company a non-exclusive, irrevocable, perpetual license to the five patents. The license is subject to a royalty of $20,000 for each new C-150 unit sold by the Company beginning with the twenty-first C-150 unit produced in any year.

In September 1995, Siemens asserted a claim against the Company regarding the lapse of certain foreign registrations of one of the patents assigned to Siemens by the Company in connection with the March 31, 1995 agreement between the companies. The technology involved in the patent is not used presently in any of the Company's products. The Company substituted a patent, subject to existing license-back, currently used in its technology for the previously transferred patent. Representatives of Siemens have agreed with the Company to these terms.


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

The Company also believes that many of its proprietary technologies are better protected as trade secrets or copyrights than by patents. Moreover, although protection of the Company's existing proprietary technologies is important, other factors such as product development, customer support and marketing ability are also important to the development of the Company's business.


                                    EMPLOYEES

As of February 1, 1997, the Company had 170 employees, including 30 employees in service, 8 in sales/marketing, 62 scientists and engineers in research and development, 53 employees in manufacturing, and 17 employees in finance and administration. HeartScan had 37 employees, including 26 employees in operations, 7 in sales and marketing and 4 employees in corporate administration. None of the employees are represented by a labor union and no work stoppages or strikes have occurred. The Company believes that it has good labor relations with its employees.

                                 CERTAIN FACTORS

In evaluating the Company and its business, the following factors should be given careful consideration, in addition to the information mentioned elsewhere in this Form 10-K:

OPERATING HISTORY

Imatron was incorporated in February 1983, and incurred losses each quarter from inception through December 31, 1990. Its first recorded profitable year was the year ended December 31, 1991 during which a $4,000,000 payment for the licensing of technology to Siemens Corporation was received. The Company incurred additional net losses in both 1993 and 1992. In 1994, the Company incurred its first year of net income from operations amounting to $3,221,000 partially offset by $911,000 of net losses incurred by HeartScan. In 1996 and 1995, the Company incurred net losses of $10,465,000 and $2,449,000, respectively. The net losses are partially a result of the operating losses incurred by HeartScan which amounted to $4,573,000 and $2,132,000 in 1996 and 1995, respectively. There is no assurance that Imatron can return to profitable operations in the future.

In the past, Imatron has funded its losses primarily though the sale of securities in two public offerings and a number of private placements, through the exercise of options and warrants, through the 1991 license for medical uses of its electron-beam technology to Siemens Corporation, and through revolving lines of credit. In 1995, the Company raised $9,882,000 (net of offering costs) in two offerings of Common Stock to certain institutional investors. In 1996, the Company received $16,672,000 through the sale of shares of Common Stock and the exercise of warrants and stock options for shares of common stock. In addition, HeartScan raised $14,798,000 (net of offering costs) for use exclusively to develop its operations. As of December 31, 1996, the Company has a consolidated accumulated deficit of $68,022,000. As of December 31, 1996, HeartScan has an accumulated deficit of $8,600,000.

Management believes that cash, cash equivalents and short-term investments existing at December 31, 1996 and the estimated proceeds from ongoing sales of products and services in 1996 will provide the Company and HeartScan with sufficient cash for operating activities and capital requirements through December 31, 1997.

NEED FOR ADDITIONAL FINANCING

To satisfy the Company's future capital and operating requirements, profitable operations or additional public or private financing will be required. If future public or private financing is required by the Company, holders of the Company's securities may experience dilution. If such financing cannot be obtained, the Company may seek to sell or license additional portions of its technology, to sell some or all of its other assets or to merge with another company.

In addition, HeartScan may need additional financing to continue to fund its plan to own and operate CAS centers. In the event HeartScan can no longer support its operating expenses and is unable to raise additional funds it will have to curtail its center development and expansion activities.

MATERIAL DEPENDENCE UPON KEY PERSONNEL

The Company and HeartScan have been, and will continue to be, materially dependent upon the technical expertise of its engineering and management personnel. The loss of a significant number of such personnel would have a materially adverse effect upon the Company's business and future prospects. The Company does not maintain key-man life insurance.

HIGH COST OF SCANNER

The distributor list price of Imatron's Ultrafast CT scanner is significantly higher than that of commercially available conventional CT scanners and higher than the price of "top-of-the-line" scanners. Such pricing may limit the market for Imatron's product. Potential customers' budgetary limitations, including those imposed by government regulation, may often compel the purchase of lower cost, conventional CT scanners.

LIMITED CLINICAL DEMONSTRATION OF CERTAIN ADVANTAGES OF THE COMPANY'S SCANNER

The Company's scanner has been used in a clinical environment since April 1983. Clinical use of the C-100 XL scanner model began in February 1989. The C-150 Ultrafast CT scanner was first used in 1992. Fifty-four C-150 scanners are currently installed in a clinical setting. The Company believes that market acceptance of the Ultrafast CT scanner continues to depend in substantial part upon the clinical demonstration of certain asserted technological advantages and diagnostic capabilities. There is no assurance that these asserted technological advantages and diagnostic capabilities will result in the development of a significant market for the Ultrafast CT that will allow the Company to operate profitably.

PRODUCT LIABILITY RISKS

As a manufacturer and marketer of medical diagnostic equipment, the Company is subject to potential product liability claims. As a supplier of radiological diagnostic services, HeartScan is also subject to potential liability claims. For example, the exposure of normal human tissue to x-rays, which is inherent in the use of CT scanners for diagnostic imaging, may result in potential injury to patients subjecting the Company to possible liability claims. The Company presently maintains primary and excess product liability insurance with aggregate limits of $5.0 million per occurrence. No assurance can be given that the Company's product liability insurance coverage will continue to be available or, if available, that it can be obtained in sufficient amounts or at reasonable cost or that it will prove sufficient to pay any claims that may arise.

VOLATILITY OF STOCK PRICE

The market prices for securities of advanced technology companies have historically been highly volatile, including the market price of shares of the Company's Common Stock. Future announcements by the Company or its competitors, including announcements concerning technological innovations or new commercial products, results of clinical testing, changes in government regulations, regulatory actions, health care reform, proprietary rights, litigation and public concerns as to the safety of the Company's or its collaborators' products, as well as period-to-period variances in financial results could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many advanced technology companies that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

NO DIVIDENDS ON PREFERRED AND COMMON STOCK

The  Company  has not paid  dividends  on its  Preferred  or Common  Stock since inception. Even if its future operations result in revenues and/or profitability, as to which there can be no assurance, there is no present anticipation that dividends will be paid. Rather, the Company expects that any future earnings will be applied toward the further development of the Company's business.

ITEM 2 - PROPERTIES

The Company's manufacturing, research and development, marketing and administrative operations occupy approximately 70,000 square feet of leased space in buildings located in South San Francisco, California under leases expiring in October, 2001. Under certain future conditions the facilities could be expanded to approximately 75,000 square feet.

The HeartScan clinics located in Seattle, WA, Houston, TX, Washington DC and Pittsburgh, PA occupy approximately 3,000 square feet each of leased space in medical buildings close to hospitals. The leases are renewable in July 1998, May 2000, December 2005 and June 2001, respectively.

The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate any future expansion of the Company's operations.


ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Imatron's shareholders during the quarter ended December 31, 1996.

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

                              1996                                  1995
                         --------------                        ---------------
Quarter:                High          Low                    High          Low
                    -----------   ------------            -----------   --------
First                 $ 3.50        $ 1.75                 $ 1.31        $ .97
Second                  8.38          3.00                   1.22          .81
Third                   6.63          3.94                   3.63          .75
Fourth                  4.81          2.50                   2.97         1.47

As of March 18, 1997 there were approximately 6,823 holders of record of the Company's common stock. On March 18, 1997 the closing price of the Company's common stock on Nasdaq was $ 2.28.


                              DIVIDEND INFORMATION

The Company has paid no cash dividends on its Common Stock since incorporation and anticipates that for the foreseeable future. It will retain any earnings for use in its business.

ITEM 6 - SELECTED FINANCIAL DATA

                                  IMATRON INC.
                         SELECTED FINANCIAL INFORMATION
                    (In thousands, except per share amounts)

                                    OPERATING INFORMATION

Year Ended December 31       1996        1995      1994        1993       1992
---------------------      ---------   --------   --------     -------   ------

Total revenues              $25,768    $26,700    $33,571     $25,111   $14,263
Net income(loss)            $(10,465)  $(2,449)   $ 2,310     $(2,871)  $(6,523)
Net income(loss)per share   $ (0.14)   $ (0.04)   $  0.04     $ (0.06)  $ (0.15)
Number of shares used
  in per share calculations  74,406     57,598     62,102      47,865    43,294


                            BALANCE SHEET INFORMATION

At December 31              1996         1995       1994       1993       1992
---------------           ---------   ---------   ---------  ---------  --------

Working capital          $ 33,042     $ 14,252    $ 8,741    $ 5,536    $ 6,971
Total assets             $ 53,192     $ 30,876    $21,173    $15,903    $18,602
Long-term debt           $     -      $    -      $ 4,992    $ 4,992    $ 4,992
Total liabilities        $ 15,666     $ 14,651    $14,303    $12,265    $12,332
Minority Interest        $ 14,941     $    -      $  -       $  -       $   -
Shareholders' equity     $ 22,585     $ 16,225    $ 6,870    $ 3,638    $ 6,270

The Company did not pay any cash dividends on its Common Stock during any of the periods presented above.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had working capital of $33.0 million which was a 131% increase compared to working capital of $14.3 million at December 31, 1995. The current ratio increased to 4.4:1.0 from 2.4:1.0 at December 31, 1995.

The Company's assets increased in 1996 by 72% to $53.2 million compared to December 31, 1995 total assets of $30.9 million primarily due to proceeds realized of $31.7 million (net of offering costs) from private placement offerings and exercises of warrants and stock options. In addition, property and equipment increased by $2.5 million exclusive of $2.7 million in additions that are related to capitalized leases. Capital lease obligations were entered into in 1996 principally due to the establishment of two new HeartScan clinic scanners. The deferred income of $1.4 million is related to deferred profit on sales of scanners under sale-leaseback arrangements.

In connection with the March 1995 Memorandum of Understanding with Siemens, the $4 million note payable to Siemens was cancelled in exchange for five patents and termination of the minimum purchase obligations.

Management believes that cash, cash equivalents and short-term investments existing at December 31, 1996 and the estimated proceeds from ongoing sales of products and services in 1996 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 1997.

HeartScan anticipates that 1997 capital equipment acquisitions will increase from 1996 due to the expansion of clinic base.

To satisfy the Company's capital and operating requirements beyond 1997, profitable operations, additional public and/or private financing or the incurrence of debt may be required. If future public or private financing is required by the Company, holders of the Company's securities may experience dilution. There can be no assurance that equity or debt sources, if required, will be available or, if available, will be on terms favorable to the Company or its shareholders.

The Company does not believe that inflation has had a material effect on its revenues or results of operations.

                              RESULTS OF OPERATIONS

1996 vs. 1995

Overall revenues decreased 3% from $26,700,000 in 1995 to $25,768,000 in 1996. Product sales, including $1.8 million under sale-leaseback arrangements with various leasing companies in both 1996 and 1995, increased 6% due to a higher option/upgrade revenues. There were 10 scanners and 1 refurbished unit sold in 1996 versus 10 scanners in 1995. Service revenues decreased 37% from $5,529,000 in 1995 to $3,465,000 in 1996 primarily due to lower spare parts shipment. Research and development contract revenues decreased by 11% to $5,000,000 compared to $5,637,000 in 1995 due to the lower revenue recognized under the Memorandum of Understanding with Siemens as compared to the previous Siemens development agreement that was terminated in March 1995. Clinic revenues related to the HeartScan subsidiary increased by 181% to $1,293,000 in 1996 compared to $460,000 in 1995 as a result of additional coronary artery disease risk assessment centers (clinics) operating in 1996.

The costs of revenues as a percent of revenues for 1996 is higher at 96% as compared to 89% in 1995. Product cost of revenues as a percent of product revenues increased to 90% in 1996 from 89% in 1995 as a result of lower realized margin on scanners sold. Service cost of revenues as a percent of service revenues increased to 91% in 1996 as compared to 71% in 1995 due primarily to lower volume of spares shipped. Development contract revenue and cost of revenue is identical in 1996 due to the terms of the three year Memorandum of Understanding with Siemens. In 1995, development revenue also included a development contract with Siemens which provided a higher gross margin to the Company. This contract was terminated in 1995. Clinic cost of revenues as a percent of clinic revenues decreased to 173% in 1996 as compared to 293% in 1995 primarily due to additional revenues related to the establishment of new Heartscan clinics.

Operating expenses of $13,390,000 for 1996 increased by 45% as compared to 1995 expenses of $9,225,000. Research and development expenses of $3,318,000 reflect the research and development spending not covered by the Siemens research and development contract. Marketing and sales expenses increased to $4,676,000 from $3,137,000 in 1995 primarily due to higher advertising expenses incurred by HeartScan and expenses related to studies conducted promoting the benefit of the Company's product. General and administrative expenses increased to $5,396,000 from $2,658,000 in 1995 mainly due to increases in bad debt expense related to Imatron receivables and overhead expenses related to the establishment of new HeartScan clinics.

Other income decreased to $2,508,000 from $4,021,000 in 1995 as a result of the transaction recorded in 1995 eliminating the $4.0 million term loan with Siemens in exchange for the transfer of five Imatron EBT patents and the cancellation of Siemens' existing minimum purchase obligations under the previous distribution agreement . In 1996, the Company recognized $1,756,000 in other income from the sale of 59,090 shares of Invision Technologies common stock.

Interest expense increased to $564,000 from $312,000 in 1995 due primarily to an increase in capitalized scanners leased back by HeartScan.

1995 vs. 1994

Overall revenues decreased 20% from $33,571,000 in 1994 to $26,700,000 in 1995. Product sales, including $1,820,000 under the sale-leaseback arrangements in 1995, decreased 35% due to decreased scanner shipments which was partially offset by higher option/upgrade revenues. Scanner shipments in 1995 were 10 units versus 16 units in 1994. Service revenues increased 16% from $4,750,000 in 1994 to $5,529,000 in 1995 primarily due to higher spare parts shipment. Research and development contract revenues went up by 5% to $5,637,000 compared to $5,380,000 in 1994. Clinic revenues increased by 99% due to an increase in number of patient scans attributed to increased clinic advertisements.

Product costs as a percentage of revenues was 89% in 1995 versus 71% in 1994. This increase was the result of lower realized per unit revenue and overhead expenses being allocated to a smaller number of units. The cost of service revenues as a percentage of revenues decreased to 71% in 1995 versus 85% in 1994. This decrease was the result of lower scanner maintenance costs. Cost of clinic revenues as a percentage of revenues went up to 293% as compared to 226% in 1994 because of start-up expenses related to the establishment of new HeartScan clinics.

The cost of development contracts as a percent of development contract revenues decreased to 88% in 1995 versus 97% in 1994. The continued high level of cost is due primarily to head count and associated costs required to continue activities under the Siemens Collaborative Agreement.

Operating expenses for 1995 increased by 38% as compared to 1994. Research and development expenses are 63% higher in 1995 primarily due to the increased use of consultants. Marketing and sales expenses were up 51% in 1995 versus 1994 primarily because of commissions paid for scanners sold to Imatron Japan KK and increased marketing costs for HeartScan, a wholly-owned subsidiary of Imatron. General and administrative expenses increased 6% in 1995 as compared to 1994.

The increase in other income in 1995 is a result of the elimination of the $4,000,000 term loan with Siemens in exchange for the transfer of five Imatron EBT patents and the cancellation of Siemens' existing minimum purchase obligations under the previous distribution agreement.

Interest expense decreased 44% as compared to 1994 primarily due to the elimination of the $4,000,000 term loan with Siemens.



ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
               DATA

See Consolidated Financial Statements and Consolidated Financial Statement Schedules listed in Item 14 (a) 1 and 2.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III
ITEM 10 - EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages and positions with the Company are set forth below. Unless otherwise indicated, officers are full-time employees and serve at the discretion of the Board of Directors.

Name                        Age              Position

Dr. Douglas P. Boyd          55              Chairman of the Board
                                             Chief Technology  Officer

S. Lewis Meyer               52              President
                                             Chief Executive Officer

Gary H. Brooks               48              Vice President, Finance and
                                             Administration, Chief Financial
                                             Officer, Secretary

Dr. Boyd is a founder of Imatron Inc. and has served as Chairman of the Board of Directors since inception. Dr. Boyd currently also serves as Chief Technology Officer and has served in a variety of executive positions in the past. Prior to Imatron's formation he was Professor of Radiology (Physics) at the University of California, San Francisco, and prior thereto served in various research positions at Stanford University and Bell Telephone laboratories.

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


S. Lewis Meyer was appointed President, Chief Executive Officer and Director of Imatron in June 1993. From April 1991 to the time he joined Imatron, he was Vice President, Operations of Otsuka Electronics (U.S.A.) Inc., Fort Collins,
Colorado, a manufacturer of clinical MR systems and analytical NMR spectrometers. From August 1990 to April 1991, he was a founding partner of Medical Capital Management, a company which provided consulting services to medical equipment manufacturers, imaging services providers and related medical professionals. Prior thereto, he was employed as President, Chief Executive Officer and Chairman of the Board of American Health Services Corp., a publicly held, nationwide developer and operator of diagnostic imaging treatment centers.

Before his participation in the founding of American Health Services Corp., Mr. Meyer held various general management and marketing management positions at EMI Medical Inc., the pioneer developer and manufacturer of CT scanners and Varian Associates, the world's leading manufacturer of medical linear accelerators.

Mr. Meyer is a Director of BSD Medical Corporation, a publicly held company in the business of designing and manufacturing medical hyperthermia equipment. Mr. Meyer is also a Director of Finet Holdings Corp., a publicly held company in the business of electronic real estate and mortgage banking services.

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

ITEM 11 - EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for each person who served as Chief Executive Officer during the year and the other most highly compensated executive officers whose aggregate compensation exceeded $100,000 for services rendered in all capacities during fiscal year 1996 (collectively referred to as the "Named Executive Officers"). Compensation data is shown for the fiscal years ended December 31, 1996, 1995 and 1994. This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.


                           SUMMARY COMPENSATION TABLE

                                                                               Long Term
                                                                              Compensation
                                                     Annual Compensation        Awards
     Name and Principal                                                        Options/             All Other
          Position              Year       Salary($)(a)         Bonus            SARS           Compensation (b)
Douglas P. Boyd                 1996          166,000                                                 4,700
Chairman of the                 1995          158,000                                                 4,620
Board                           1994          150,000                                                 2,250
 S. Lewis Meyer                  1996         211,000                          75,000(d)              4,750
 President and Chief             1995         201,000                                                 4,620
 Executive Officer               1994         196,833          25,000(c)                              1,845


Dale E. Grant (h)               1996          172,000                                                 3,193
Executive Vice  President       1995          164,000                          75,000(f)
                                1994          156,000         50,000(e)       400,000(g)

Gary H. Brooks                  1996          131,000                          40,000(i)              3,880
Vice President and              1995          125,000                          37,500(f)              3,627
Chief Financial Officer         1994          120,000                                                 1,710

----------------------------- ---------- ------------------ -------------- ----------------- ------------------------

(a) Amounts shown include cash and non-cash compensation earned with respect to the year shown above.

(b) Represents the Company's matching contributions to its 401(k) plan.
(c) Represents portion of a $75,000 bonus payable to Mr.Meyer upon commencement of his employment with the Company.
(d) Represents HeartScan options granted in February 1996 under the HeartScan 1995 Stock Option Plan, $142, 500 in deferred compensation was recorded in 1996.
(e) Represents a bonus payable to Mr. Grant upon commencement of his employment with the Company.
(f) Represents HeartScan options granted in October 1995 under the HeartScan 1995 Stock Option Plan.
(g) Represents options granted in January 1994 under the 1994 Stock Option Plan.
(h) Mr. Grant resigned as the Executive Vice President of the Company as of September 1, 1996. He is currently the President and Chief Operating Officer of HeartScan Imaging, Inc.
(i) Represents options granted in March 1996 under the 1994 Stock Option Plan.

ITEM 12 - OPTION EXERCISES IN THE LAST FISCAL YEAR AND YEAR-END OPTION VALUES

The following table sets forth the options exercised during the last fiscal years by Executive Officers of the Company:

    Aggregated Options Exercised and Option Values in Fiscal Year Ended 1996



                                                                 Number of securities             Value of unexercised
                                                                underlying unexercised           in the money options at
                                                               options at year-end (#)               year-end ($)
                          Shares acquired        Value
        Name                on exercise        realized ($)   exercisable/unexercisabe           exercisable/unexercisable
        ----               --------------     ------------   ------------------------           -------------------------
Douglas P. Boyd                 -0-               -0-                211,200/ 18,750                  590,328/  53,109
S. Lewis Meyer                  -0-               -0-                525,000/ 75,000                1,445,063/ 206,438
Dale E. Grant                150,000           $872,062               74,000/125,000                  213,305/ 360,313
Gary H. Brooks               100,000           $644,875               57,500/ 82,500                  156,519/ 103,331



Section 16A - Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Aldo Test, a director of the Company made one late filing on Form 4 as required pursuant to section 16(A). Such late filing involved five transactions.


                                     PART IV

ITEM 14 - EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements See "Index to Consolidated Financial Statements" attached here to and made a part hereof.

     2. Consolidated Financial Statement Schedules Schedule II - Valuation and qualifying accounts. All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto.

     3. Exhibits The exhibits listed on the accompanying "Index to Exhibits" are filed as part hereof and are incorporated herein by reference.

(b)      Reports on Form 8-K

         None filed during the Company's fourth quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1997             IMATRON INC.



                                       By  S. Lewis Meyer
                                           ----------------
                                           S. Lewis Meyer
                                           President, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  SIGNATURE                      TITLE                            DATE
-------------------      ------------------------         ---------------------


Douglas P. Boyd                    Director,                   March 28, 1997
---------------                    Chairman of the Board
Douglas P. Boyd


William J. McDaniel                Director                    March 28,1997
-------------------
William J. McDaniel

John L. Couch                      Director                    March 28, 1997
--------------
John L. Couch


Jose Filipe Guedes                 Director                    March 28, 1997
-------------------
Jose Filipe Guedes


S. Lewis Meyer                     Director,                   March 28, 1997
--------------                     President and Chief
S. Lewis Meyer                     Executive Officer


Terry Ross                         Director                    March 28, 1997
-----------
Terry Ross


Aldo J. Test                       Director                    March 28, 1997
------------
Aldo J. Test


Gary H. Brooks                     Chief Financial Officer,    March 28, 1997
--------------                     Vice President, Finance
Gary H. Brooks                     and Administration, Secretary

                                  IMATRON INC.
                   Index to Consolidated Financial Statements


STATEMENT                                                              PAGE


Report of Independent Auditors                                          25

Consolidated Balance Sheets at December 31, 1996 and 1995               26

Consolidated Statements of Operations for the years ended
December 31, 1996, 1995 and 1994                                        27

Consolidated Statements of Shareholders' Equity for the years ended
December 31, 1996, 1995 and 1994                                        28

Consolidated Statements of Cash Flows for the years ended
December 31, 1996, 1995 and 1994                                        29

Notes to Consolidated Financial Statements                              30

                         Report of Independent Auditors


Board of Directors and Shareholders
Imatron Inc.

We have audited the accompanying consolidated balance sheets of Imatron Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imatron Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                         ERNST & YOUNG LLP

San Francisco, California
February 14, 1997


                                  IMATRON INC.
                           Consolidated Balance Sheets
                             (Amounts in thousands)
                                                                                         December 31,
ASSETS                                                                           1996                  1995
------
                                                                         --------------------    ------------------
Current assets
     Cash and cash equivalents                                             $ 10,862               $    7,269

     Short-term investments                                                  14,171                    1,266
     Accounts receivable (net of allowance for doubtful acccounts of $1,110 and $171 at December 31, 1996 and 1995):
       Trade accounts receivable                                              2,940                    3,083
       Accounts receivable from affiliate                                     2,660                    2,957
     Notes receivable                                                          -                         250
     Inventories                                                             10,393                    8,937
     Prepaid expenses                                                         1,659                      563
                                                                        --------------------    ------------------
                 Total current assets                                        42,685                   24,325



Property and equipment, net                                                  10,102                    6,260
Other assets                                                                    405                      291
                                                                        ------------------    ------------------

                 Total assets                                             $  53,192             $     30,876
                                                                        ===================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Borrowings under line of credit                                     $       -             $       992

      Accounts payable                                                        2,461                   2,785
      Other accrued liabilities                                               5,994                   5,607
      Captial lease obligations - due within one year                         1,188                     689
                                                                        -------------------    ------------------

                 Total current liabilities                                    9,643                  10,073

Deferred income on sale leaseback transactions                                1,419                   1,267
Capital lease obligations                                                     4,604                   3,311
                                                                        ------------------    ------------------

                 Total liabilities                                           15,666                  14,651

Commitments and contingencies - Note 3 and 6

Minority interest                                                            14,941                     -

Shareholders' equity
      Common stock, no par value; authorized-100,000 shares; issued
         and outstanding-77,919 shares in 1996 and 68,835 shares in 1995     89,223                  72,282
      Deferred compensation                                                   (116)                     -
      Additional paid-in capital                                              1,500                   1,500
      Accumulated deficit                                                   (68,022)                (57,557)
                                                                        ------------------  -----------------

      Total shareholders' equity                                             22,585                  16,225
                                                                       -----------------    ------------------

                Total liabilities and shareholders' equity               $   53,192            $     30,876
                                                                       =================    ==================

The accompanying notes are an integral part of these consolidated financial statements.


                                  IMATRON INC.
                      Consolidated Statements of Operations
                (Amounts in thousands, except per share amounts)


                                                                                        Years ended December 31,

                                                                           1996               1995               1994
                                                                       ---------------    ---------------    --------------
Revenues
     Product sales                                                      $      14,236         $ 13,254       $      23,210
     Product sale-leaseback arrangements                                        1,774              1,820                 -
     Service                                                                    3,465              5,529             4,750
     Development contracts                                                      5,000              5,637             5,380
     Clinics                                                                    1,293                460               231
                                                                       ---------------    ---------------    --------------
                       Total revenues                                          25,768             26,700            33,571
                                                                       ---------------    ---------------    --------------
Cost of revenues
     Product sales                                                             12,617             11,533            16,556
     Product sale-leaseback arrangements                                        1,774              1,820                 -
     Service                                                                    3,158              3,952             4,021
     Development contracts                                                      5,000              4,978             5,227
     Clinics                                                                    2,238              1,350               521
                                                                       ---------------    ---------------    --------------
                       Total cost of revenues                                  24,787             23,633            26,325
                                                                       ---------------    ---------------    --------------

Gross profit                                                                      981              3,067             7,246

Operating expenses
     Research and development                                                   3,318              3,430             2,101
     Marketing and sales                                                        4,676              3,137             2,077
     General and administrative                                                 5,396              2,658             2,519
                                                                       ---------------    ---------------    --------------
                       Total operating expenses                                13,390              9,225             6,697
                                                                       ---------------    ---------------    --------------

Operating income (loss)                                                      (12,409)            (6,158)               549
Interest and other income                                                       2,508              4,021             2,342
Interest expense                                                                (564)              (312)             (558)
                                                                       ---------------    ---------------    --------------
Income (loss) before provision for income taxes                              (10,465)            (2,449)             2,333
                                                                       ---------------    ---------------    --------------
Provision for income taxes                                                          -                  -              (23)
                                                                       ---------------    ---------------    --------------
Net income (loss)                                                         $  (10,465)        $   (2,449)        $    2,310
                                                                       ===============    ===============    ==============
Net income (loss) per common share                                         $   (.14 )        $   (.04 )         $    .04
                                                                       ===============    ===============    ==============
Number of shares used in per share calculations                                74,406             57,598            62,102
                                                                       ===============    ===============    ==============

The accompanying notes are an integral part of these consolidated financial statements.



                                  IMATRON INC.
                 Consolidated Statements of Shareholders' Equity
                             (Amounts in thousands)
                                                                                                 Additional
                                           Preferred Stock       Common Stock                      paid-in     Accumulated
                                           ---------------      ------------          Deferred
                                           Shares      Amount     Shares     Amount  Compensation  Capital       Deficit     Total
                                          ----------------------------------------------------------------------------------------
Balances at December 31, 1993               2,008      $3,997     48,354     $55,559      -        $1,500      $(57,418)   $3,638

Preferred stock converted to
common stock                                 (700)      (1,395)    3,500       1,395     -            -             -         -
Common stock issued for employee
stock bonus and purchase plan,
and exercise of employee stock
options                                        -           -       1,650         837      -            -             -         837
Common stock issued for services               -           -         127          85      -            -             -          85
Net income                                     -           -          -           -       -            -           2,310     2,310
                                            --------------------------------------------------------------------------------------
Balances at December 31, 1994               (1,308)     2,602     53,631      57,876      -          1,500       (55,108)    6,870

Preferred stock converted to
common stock                                 1,308     (2,602)     6,539       2,602       -           -              -         -
Common stock sold in a private
placement, net of offering costs               -          -        6,459       9,882       -           -              -      9,882
Common stock issued for employee
stock bonus and purchase plans,
and exercise of employee stock
options                                        -          -        1,656       1,147         -         -              -      1,147
Warrants exercised                             -          -          550         775         -         -              -        775
Net income                                     -          -           -           -          -         -           (2,449)  (2,449)
                                            ---------------------------------------------------------------------------------------
Balances at December 31, 1995                  -          -       68,835      72,282       -         1,500        (57,557)  16,225

Common stock sold in a private
placement, net of offering costs               -          -        4,559      11,348      -           -              -     11,348
Common stock issued for employee
stock purchase plans, stock bonus,
and exercise of employee stock
options                                        -          -        1,188       1,194       -           -              -      1,194
Common stock issued for services                                     115         269       -                                   269
Deferred compensation from issuance
of stock options by consolidated subsidiary    -          -         -            -        (143)       -               -      (143)
Amortization of deferred compensation          -          -         -            -          27        -               -        27
Warrants exercised                             -          -        3,222       4,130        -         -               -      4,130
Net loss                                       -          -           -           -         -         -           (10,465) (10,465)
                                            ---------------------------------------------------------------------------------------
Balances at December 31, 1996                  -        $ -       77,919     $89,223      $(116)    $1,500        $(68,022) $22,585
                                            =======================================================================================

The accompanying notes are an integral part of these financial statements.

                                  IMATRON INC.
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                                                        Years Ended December 31,
                                                      1996                 1995                 1994
                                                 ---------------    -----------------     ----------------
Cash flows from operating activities:
Net income(loss)                                   $(10,465)            $ (2,449)             $  2,310
Adjustments to reconcile net income(loss)to net
  cash used in operating activities:
      Depreciation and amortization                   1,374                1,709                 1,786
      Other income                                       -                (4,000)                    -
      Amortization of deferred compensation              27                    -                     -
      Common stock issued for services                  269                    -                    85
Changes in operating assets and liabilities:
      Accounts and notes receivable                     690                1,216                (2,945)
      Inventories                                    (1,456)                (701)               (3,343)
      Prepaid expenses                               (1,096)                  53                  (252)
      Other assets                                      140                  (26)                 (414)
      Accounts payable                                 (324)              (1,457)                2,232
      Other accrued liabilities                         387                  538                   584
      Deferred income                                   152                1,267                  (778)
                                                 ---------------    -----------------     ----------------
Net cash used in operating activities               (10,302)              (3,850)                 (735)
                                                 ---------------    -----------------     ----------------

Cash flows from investing activities:
Capital expenditures                                 (2,489)              (1,132)                 (621)
Purchases of available-for-sale securities          (38,891)                   -                    -
Purchases of held-to-maturity securities                 -                (1,000)                   -
Maturities of available-for-sale securities          24,720                    -                    -
Maturities of held-to-maturity securities             1,000                    -                    -
                                                ---------------    -----------------     ----------------

Net cash used in investing activities               (15,660)              (2,132)                (621)
                                                ---------------    -----------------     ----------------

Cash flows from financing activities:
Payments of obligations under capital leases           (923)                (247)                   -
Payment of notes payable                               (992)                   -                    -
Proceeeds from issuance of common stock              16,672               11,804                  837
Proceeeds from issuance of preferred stock
  of consolidated subsidiary                         14,798                    -                    -
                                               ---------------    -----------------     ----------------

Net cash provided by financing activities            29,555               11,557                  837
                                               ---------------    -----------------     ----------------

Net increase(decrease)in cash and cash equivalents    3,593                5,575                (519)

Cash and cash equivalents, at beginning of year       7,269                1,694                2,213
                                               ---------------    -----------------     ----------------

Cash and cash equivalents, at end of year        $   10,862          $    7,269          $      1,694
                                               ===============    =================     ================


Supplemental Disclosure of Noncash Investing and Financing Activities:

Deferred compensation from common stock
option grant of consolidated subsidiary          $     143          $       -              $      -
                                              ===============     =================    =================
Preferred stock converted to common stock        $       -          $    2,602             $   1,395
                                              ================     ================    ==================
Equipment acquired under capital leases          $   2,715          $    4,247             $     -
                                              ================    ================     ================

The accompanying notes are an integral part of these consolidated financial statements.

                                  IMATRON INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF COMPANY

Imatron Inc., a New Jersey corporation incorporated in 1983, is a technology-based company principally engaged in the business of designing, manufacturing, and marketing a high performance computed tomography scanner. The scanner is used in large and mid-sized hospitals and free standing imaging clinics. The Company provides service, parts and maintenance to hospitals and clinics that operate its scanners. In addition, the Company operates coronary artery scanning test facilities through its consolidated subsidary HeartScan Imaging, Inc. ("HeartScan"),in the United States.

The consolidated financial statements include the accounts of Imatron Inc. and its subsidiary HeartScan Imaging, Inc. (collectively the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.


HeartScan was incorporated in Delaware in 1994. As of December 31, 1996 Imatron's interest in HeartScan is 49.5% (see Note 7). On June 28, 1996 Imatron sold 100,000 shares of HeartScan Series A preferred stock to unaffiliated third parties. The sale reduced the Company's ownership interest in HeartScan to 48.3%. Imatron originally reported $554,000 (48.3%) of HeartScan losses in its third quarter of fiscal 1996 using the equity method of accounting. The remaining losses of $594,000 were attributed to the preferred stock ownership interest of HeartScan in the third quarter of fiscal 1996. Due to certain equity exchange provisions provided to these HeartScan preferred shareholders (see note
7), HeartScan's 1996 results of operations have been fully consolidated for the year ended December 31, 1996 in the accompanying consolidated financial statements. The result of the consolidation of HeartScan was to increase the Company's net loss by $4,573,000 for the year ended December 31, 1996. Of this amount, $594,000 of losses that were originally attributed to the preferred shareholders' ownership interest in the third quarter of 1996 have now been consolidated with the Company's 1996 losses. No future HeartScan operating losses will be attributed to the preferred shareholders until the preferred stock exchange provisions are extinguished. Additionally, the net proceeds realized from the Heartscan preferred stock offering will be classified as a minority interest in the Company's balance sheet until the exchange provisions are extinguished.

The Company's results of operations in fiscal 1996 includes revenues of $1,293,000 attributed to HeartScan's operations.



USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents consist of liquid instruments purchased with a maturity date of three months or less and money market funds. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all 1996 purchases of investments as available-for-sale. Available-for-sale securities are carried at amounts which approximate fair value, with unrealized gains and losses reported in a separate component of shareholders' equity, if material. Fair values of investments are based on quoted market prices. Short-term investments at December 31, 1996 consist of A1, P1 commercial papers and government securities.

As of December 31, 1995, the company classified certain investments as held-for-maturity. All held-to-maturity investments matured during 1996. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

Realized   gains   and   losses,   and   declines   in   value   judged   to  be
other-than-temporary are included in other income. The cost of securities sold is based on the specific identification method.

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

The Company sells its products primarily through exclusive distributors in the United States, Europe, Canada, India, Imatron Japan, Inc. in Japan, as well as other distributors in the Pacific rim. The Company usually requires cash deposits based on a percentage of the sales price and maintains allowances for potential credit losses. Such losses have been within management's expectations.

The Company invests its excess cash in short-term instruments with at least an A1/P1 credit rating. These funds have virtually no principal risk and have a variable interest rate. The Company has not experienced any principal losses on its investments.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated on a straight-line method over their estimated useful lives (3-5 years). Equipment under capital leases, except for scanner equipment, and leasehold improvements are amortized on a straight-line method over the lesser of their estimated useful lives or the remaining term of the related leases.

Scanner equipment under capital lease is amortized over a period using the units-of-production method based on the estimated usage of the equipment. It is reasonably possible that the estimates of anticipated scans, the remaining useful lives, or both will be reduced significantly in the near term. As a result, the carrying amount of the scanner equipment could be reduced materially in future periods.

RESTRICTED CASH

In connection with a sales agreement in 1994, the Company has issued letters of credits to a purchasor related to performance bond requirements. The letters of credit are collaterized by certificates of deposit totalling approximately $160,000 and $155,000 at December 31,1996 and 1995 respectively. These this restricted cash amounts have been classified as non-current assets (included in other assets).

JOINT VENTURE COMPANY

In 1994, the Company formed a joint venture, Imatron Japan, Inc. ("Joint Venture") with two unrelated parties. Imatron holds a 24% interest in the Joint Venture, which is carried at no value in the accompanying consolidated balance sheets. Imatron has no financial commitments, and is prepared to abandon its interest in the Joint Venture, which is being funded by the other joint venture partners.

The Company recognized revenues of $8,726,000 and $9,213,000 in 1996 and 1995, respectively, from sales to the Joint Venture and has $2,660,000 and $2,957,000 in accounts receivable from the Joint Venture at December 31, 1996 and 1995, respectively.

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

NET INCOME / (LOSS) PER SHARE

Net loss per common share in 1996 and 1995 has been computed using the weighted average number of common shares outstanding. Net income per common share in 1994 has been computed using the weighted average number of common shares outstanding after considering the dilutive effect of convertible preferred shares (using the "as if" converted method) and common stock options and warrants (using the "treasury stock" method).


Note 2 - INVESTMENTS

Investments as of December 31, were as follows (in thousands):

                                               1996                   1995
                                        -----------------     ----------------
Money market mutual funds                      $4,262               $  352
U.S. government obligations                     8,077                1,000
Certificate of deposit                             96                  266
Commercial paper                               12,231                    -
                                        -----------------     ----------------

Total investments                              24,666                1,618

Less amounts classified as cash equivalents   (10,495)                (352)
                                        -----------------     ----------------

Short-term investments                     $   14,171            $   1,266
                                        =================     ================

As of December 31, 1996, all investments were classified as available for sale. As of December 31, 1995, all investments were classified as held-to-maturity, other than money market mutual funds, which were classified as available-for-sale. There were no material gross realized or unrealized gains or losses in any category of investment in 1996 or 1995.

Note 3  -  TRANSACTIONS WITH SIEMENS CORPORATION


In March 1995, the Company and Siemens Corporation ("Siemens") entered into a Memorandum of Understanding. Under the terms of the Memorandum, Siemens agreed to provide a maximum $15 million to the Company's C-150 Evolution Ultrafast CT scanner research and development program over the next three years in order to improve and enhance the scanner. Imatron funds a portion equal to a minimum fifty percent of Siemens' contribution for the sole purpose of conducting the collaborative agreement. In connection with this agreement, Siemens retains exclusive distribution rights, through March 31, 1998, in certain geographical regions for sales of the C-150/Evolution scanner. The Company has recognized $5,000,000 and $3,884,000 of revenue under the collaborative development agreement in 1996 and 1995, respectively. Under the now expired product development agreement with

Siemens, the Company recognized $0, $1,753,000 and $5,013,000 in revenue in 1996, 1995 and 1994, respectively.

In conjunction with this Memorandum of Understanding, Imatron transferred the ownership of five Imatron EBT patents to Siemens and cancelled the minimum purchase provision of the previous distribution agreement in satisfaction of Imatron's $4 million note payable to Siemens. Imatron has classified the entire $4 million as other income in 1995.

In September 1995, Siemens asserted a claim against the Company regarding the lapse of certain foreign registrations of one of the patents assigned to Siemens by the Company in connection with the March 31, 1995 agreement between the companies. The technology involved in the patent is not used presently in any of the Company's products. The Company substituted a patent, subject to existing license-back, currently used in its technology, for the previously transferred patent. Representatives of Siemens have agreed with the Company to these terms.


Note 4  -  BALANCE SHEET DETAIL
           (in thousands)

                                                           December 31,
                                                      1996               1995
                                                 -------------     ------------
Inventories consist of:

Purchased parts and sub-assemblies             $     2,994       $      2,594
Service parts                                        1,142              1,079
Work-in-process                                      2,574              2,403
Finished product                                     3,683              2,861
                                                 -------------    -------------

Inventories                                    $    10,393       $      8,937
                                               =============     ==============

Property and equipment, at cost, consist of:

Machinery and equipment                      $      11,964       $      9,266
Furniture and fixtures                               1,408              1,444
Leasehold improvements                               3,442              2,380
                                             ---------------     --------------
                                                    16,814             13,090

Less accumulated depreciation and amortization      (6,712)            (6,830)
                                             ---------------     --------------

Net property and equipment                   $      10,102       $      6,260
                                             ===============     ==============

Other accrued liabilities consist of:

Warranty and product upgrades                 $      1,867       $      1,740
Customer deposits                                    2,345              2,331
Employee compensation                                  758                628
Deferred service revenues                              225                265
Other                                                  799                643
                                             ---------------     --------------

Other accrued liabilities                     $      5,994       $      5,607
                                             ==============     ==============

Note 5  - DEBT

At December 31, 1995, debt consisted of borrowings due under a line of credit, at prime rate plus one percent. At December 31, 1996, the Company has $5,000,000 available under a line of credit.Interest paid was $582,000, $386,000 and $479,000 in 1996, 1995 and 1994, respectively.

Note 6  -  COMMITMENTS, CONTINGENCIES AND OTHER

OPERATING LEASES

The Company leases its present facilities under various operating leases expiring between December 31, 1996 and December 31, 2005. Future minimum rental payments under the leases as of December 31, 1996 are as follows (in thousands):

                                 1997                         $   1,168
                                 1998                             1,118
                                 1999                             1,047
                                 2000                             1,046
                                 2001                               834
                                 Thereafter                         353
                                                            ------------
                                 Total remaining                 $5,566
                                                            ============

Rent expense for all leases totaled $1,080,000, $921,000 and $855,000 in 1996, 1995 and 1994, respectively.

CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under noncancelable lease agreements. In addition, HeartScan leases four scanners for its clinics, payments of which are guaranteed by Imatron. The equipment leased by Imatron and HeartScan are accounted for as capital leases. As of December 31, 1996, equipment under the capital lease arrangements and included in property and equipment, aggregated $6,962,000. Accumulated amortization totalled $674,000 at December 31, 1996. Amortization expense is included in depreciation and amortization.

Future minimum lease payments under capital lease obligations at December 31, 1996 are as follows (in thousands):

           1997                            $    1,718
           1998                                 1,764
           1999                                 1,759
           2000                                 1,477
           2001                                   431
                                        -----------------
           Total minimum payments               7,149

           Less amounts representing interest  (1,357)
                                       -----------------
           Total principal                      5,792

           Less portion due within one year    (1,188)
                                       -----------------
                   Long-term portion    $       4,604
                                       =================

The Company sold two scanners to leasing finance institutions during fiscal 1996 and 1995, which were immediately leased back to HeartScan. The sales were accounted for as sales-leaseback transactions. Remaining deferred income on sale-leaseback transactions amounted to $1,419,000 and $1,267,000 at December 31, 1996 and 1995, respectively.

LICENSE AGREEMENTS

In February 1981, the Company was granted the exclusive use for five years and nonexclusive use thereafter of certain technology and a patent pending owned by the University of California ("UC") under the terms of license and sublicense agreements between UC and Emersub Incorporated ("Emersub"), a wholly owned subsidiary of Emerson Radio Corp., and Emersub and Imatron Associates, (the predecessor to the Company), respectively. In June 1986, the license and sublicense agreements were amended to extend the Company's exclusive use of the technology through the remaining life of the patent in exchange for modified annual royalty payments. The sublicense agreement, as amended, requires the Company to pay annual royalties to Emersub equal to 2.125% of the net sales of products utilizing the licensed technology. Charges to operations for 1996, 1995 and 1994 were $91,470, $91,470 and $151,980, respectively.

Note 7  -  CAPITAL STOCK

COMMON STOCK

In 1995, the Company closed a private placement of its common stock.
The private placement realized proceeds of $9,882,000 (net of offering costs) through the sale of 1,200,000 units. A unit consists of five shares of Imatron Inc. Common Stock and one five-year Imatron Inc. Common Stock purchase warrant. In connection with the private placements, the Company issued an additional 91,819 units as a result of the adjustment on the stock price based on the 60-day average price as stated in the Common Stock purchase agreement. The adjusted price per unit was $8.25 or $1.65 per share of Common Stock.

In 1996, Imatron sold 4,500,000 shares of common stock and issued warrants to purchase common shares in two private placement offerings, netting proceeds of $11,348,000. In addition, in 1996, the company issued additional 59,093 shares of common stock as a result of the adjustment on the stock price based on the 60-day average price pertaining to the previous 1995 private placement. As of December 31, 1996, no further rights for adjustments remain for the common stock.

HEARTSCAN EQUITY TRANSACTIONS

In June 1996, Imatron completed a private placement offering whereby 100,000 shares of HeartScan Series A Preferred Stock were sold at $160 per share and realized net proceeds of $14,798,000. The preferred stock is convertible on a ten-to-one basis into HeartScan common shares at any time. Mandatory conversion of the preferred stock into common stock will occur upon the successful completion of a HeartScan initial public offering. The HeartScan Series A Preferred Stock may be exchanged at the sole option of the holder into Imatron common stock at an exchange price of $5.00 per share until the earlier of a) two year period following closing of the Preferred Stock offering; or b) a HeartScan initial public offering. If there is no initial public offering within 24 months of the Preferred Stock closing, holders may convert the HeartScan Series A Preferred Stock into Imatron common stock at a conversion price equal to the greater of $1.50 per share or a 27% discount from the weighted average closing price of Imatron common stock for the 90 day period immediately preceding 24 months of the Preferred Stock closing and each date that is 3 months thereafter to and including the 48th month of the Preferred Stock closing.

Due to the exchange provision built into the private offering as discussed in the preceding paragraph, Imatron will include HeartScan's results of operations in its consolidated financial statements until either the conclusion of the four year exchange period or a HeartScan initial public offering.

The HeartScan Series A Preferred Stock is held entirely by an unaffiliated third parties and is classified in the accompanying consolidated balance sheet at December 31, 1996 as a minority interest.

The terms of the preferred stock provide certain additional rights to the holders including participation and approval of any future HeartScan equity financing and approval of transactions with affiliates.

The terms of the Series A Preferred Shares include 1,000,000 authorized shares and 100,000 issued and outstanding shares at December 31, 1996.

As of December 31, 1996, 30,002 warrants to purchase one share each of HeartScan Common Stock were issued in connection with the above-mentioned private placement. These warrants are exercisable at $16.00 per share and expire in June 2001.

WARRANTS

At December 31, 1996,  outstanding  warrants to purchase shares of the Company's
common  stock  were  as  follows:                                                      Shares  reserved for
                                                                                       exercise  of  warrants
                                                                                    ---------------------------

Warrants, expiring in 2000, to purchase shares of common stock at $2.31 per                     826,038
  share issued under the October 1995 private placement
Warrants,  expiring  in 2001,  to purchase  shares of common  stock at $1.71 per                 162,609
  share  issued to Sitrick & Company in lieu of investor  relation fees
Warrants, expiring in 1999, to purchase shares of common stock at $3.25 per                    1,200,000
  share issued under the May 1996 private placement
Warrants, expiring in 1999, to purchase shares of common stock at $3.75 per                      800,000
  share issued under the May 1996 private placement
Warrants, expiring in 2001, to purchase shares of common stock at $6.20 per                      182,803
  share issued under the 1996 HeartScan  private placement                           -------------------------
Total at December 31, 1996                                                                     3,171,450
                                                                                     ===========================

In 1995, warrants were exercised to purchase a total of 550,000 shares of common stock at prices ranging from $1.00 to $1.50 per share.

In 1996, warrants were exercised to purchase a total of 3,222,000 shares of common stock at prices ranging from $0.40 to $2.31 per share.


Note 8 -  STOCK BONUS PLAN AND STOCK OPTION PLANS

STOCK BONUS PLAN

In February 1987, the Company adopted the 1987 Stock Bonus Plan which was approved by the shareholders. The stock bonus plan was adopted to reward and to provide incentive to participants for services. The total number of common shares that may be granted is 1,200,000 with no more than 400,000 shares awarded in any fiscal year. In 1996, the Company granted 19,409 shares under the plan. There were no shares granted under the plan in 1995 and 1994. As of December 31, 1996, 770,910 common shares are reserved for future grants.

DIRECTOR STOCK OPTION PLAN

In June 1991, the Company adopted a non-employee Directors' Stock Option Plan for the directors of Imatron. The Directors Plan provides for the automatic grant of non-statutory options to non-employee directors. The Directors Plan covers 250,000 shares of the Company's common stock. In June 1993 an amendment to the non-employee Directors Plan was approved increasing the number of shares to 550,000. Under the plan, options for 425,000 shares have been granted to non-employee Directors.

EMPLOYEE STOCK OPTION PLAN

In March 1983, the Company adopted a stock option plan which provides for the granting of incentive stock options to employees and nonstatutory stock options to nonemployee directors, and certain consultants. The shareholders approved the plan, as amended, in March 1984. In 1993 the original plan ("1983 Plan") terminated and a new plan ("1993 Plan") was approved. The terms of the 1993 Plan are consistent with the terms of the 1983 Plan. During 1995, the shareholders approved an increase in the number of shares reserved for the 1993 Plan from 3,000,000 to 5,500,000.

All incentive stock options are granted at the common stock's fair market value at the grant date and nonstatutory stock options are granted at not less than 85% of the common stock's fair market value at the grant date. Options granted under the plan generally vest evenly over four years following the grant date and expire five years from the grant date.

STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing stock options. Under APB 25, compensation expense is measured as the excess of the market price of the underlying stock over the exercise price on the date of the grant, if any.

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                             1996                      1995
                                             ----                      ----

  Expected stock price volatility           80.2%                     80.2%
  Risk-free interest rate                    6.25%                     6.37%
  Expected life - Years                      3.64                      3.55
  Expected dividend yield                    0.00%                     0.00%

The Black- Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had the Company elected to recognize compensation expense based on the fair value of the options granted at grant dates as prescribed by SFAS 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below (in thousands):

                                                1996                1995
                                             ----------          ----------
 Net loss - as reported                       ($10,465)           ($2,449)
               Net loss - pro forma           ($10,884)           ($2,620)
               Loss per share - as reported     ($0.14)            ($0.04)
               Loss per share - pro forma       ($0.15)            ($0.05)

The weighted average fair value of options granted in 1996 and 1995 was $2.63 and $1.24 per share, respectively. The weighted average remaining contractual life of all options at December 31, 1996 is 3.64 years.

The pro forma effect on net loss for 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants prior to 1995, and the compensation expense that will be recognized in future years as the graded vesting periods become exercisable.


A summary of the activity under the stock option plans is as follows:

                                                                           Outstanding Options
                                                            Shares        ---------------------             Aggregate
                                                           available        Number      Price per            Exercise
                                                           for grant       of shares      share          price(in thousands)
                                                          -----------     ----------   -------------        ----------
Balances at December 31, 1993                             2,392,000        3,745,216   $0.48 - $0.56         $2,523

   Options granted                                       (2,230,808)       2,230,808   $0.43 - $1.22          2,052
   Options exercised                                          -           (1,147,002)  $0.48 - $0.61          (616)
   Options cancelled                                        236,263         (236,263)  $0.48 - $1.22          (173)
   1983 option plan termination                             (28,563)           -       $0.51 - $0.56          (159)
                                                        -------------    -----------   -------------         -------

Balances at December 31, 1994                               368,892        4,592,759   $0.43 - $1.22         $3,627

   Shares reserved - 1993 Plan                            2,500,000             -                                -
   1983 option plan termination                             (83,950)            -      $0.51 - $0.56            (45)
   Options granted                                         (413,800)         413,800           $1.03            426
   Options exercised                                         -            (1,320,377)  $0.51 - $1.22           (981)
   Options cancelled                                        301,125         (301,125)  $0.56 - $1.22           (288)
                                                       ---------------   ------------  -------------        --------
Balances at December 31, 1995                             2,672,267        3,385,057   $0.43 - $1.22         $2,739

   1983 option plan termination                              (5,550)          -        $0.51 - $0.56             (3)
   Options granted                                         (514,728)         514,728           $2.06          1,060
   Options exercised                                           -            (940,235)  $0.51 - $2.06           (795)
   Options cancelled                                        102,175         (102,175)  $0.56 - $1.22            (93)
                                                      ----------------  -------------  -------------       ----------
Balances at December 31, 1996                             2,254,164        2,857,375   $0.43 - $2.06          $2,908
                                                      ================  =============  =============        ==========


The  following  table   summarizes   information   concerning   outstanding  and
exercisable  options as of  December  31,  1996 (In  thousands  except per share amounts):

                       Options Outstanding                                           Options Exercisable
                                        Weighted
                                        Average
Range of Exercise                      Remaining            Weighted                                 Weighted Average
   Prices            Number of        Contractual           Average              Number of           Exercise Price
   ------             Shares             Life             Exercise Price           Shares
                  --------------    ---------------     ---------------       -----------------    --------------------
$0.51 - $2.00          2,421             3.30                $0.75                 1,534               $0.75
$2.01 - $3.50            361             4.00                $2.06                    55               $2.06
$3.51 - $5.00             75             4.70                $4.67                     0                   0
                  --------------   ----------------     ---------------       -----------------    --------------------
                       2,857             3.64                $1.02                 1,589               $0.92
                  ==============   ================     ===============       =================    ====================

Options for 1,588,533 and 1,406,997 shares of the Company's common stock were exercisable under the plans at December 31, 1996 and 1995 at an aggregate exercise price of $1,460,599 and $1,146,916, respectively.

In October 1995, HeartScan approved the adoption of the HeartScan Imaging Inc. 1995 Stock Option Plan ("HSI Stock Option Plan") which provides for the granting of incentive stock options to employees and nonstatutory stock options to employees, nonemployee directors, and certain consultants. All incentive stock options are granted at the common stock's fair market value at the grant date and nonstatutory stock options are granted at not less than 85% of the common stock's fair market value at the grant date. Options granted under the plan generally vest annually over four years following the grant date and has a maximum term of ten years.


A summary of the activity under the HSI Stock Option Plan is as follows:
                                                                        Outstanding Options
                                                     Shares            --------------------           Aggregate
                                                     available          Number        Price per        Exercise
                                                     for grant         of shares        share      Price(in thousands)
Balances at December 31, 1994                              -                -             -               -

 Shares reserved - 1995 Plan                           250,000              -             -               -
 Options granted                                      (112,500)         112,500        $0.001             -
                                                  ----------------   ------------  --------------   -----------

Balances at December 31, 1995                          137,500           112,500       $0.001             -

 Options granted                                       (75,000)           75,000       $0.10             $8
 Options exercised                                          -            (72,656)      $0.001             -
                                                  ----------------   -------------  -------------   -----------
Balances at December 31, 1996                           62,500           114,844       $0.07             $8
                                                  ================   =============   ===========     ===========

At December 31, 1996, options to purchase 18,750 shares of HeartScan common stock were exercisable at an aggregate exercise price of $1,875.

The difference between the exercise price and fair market value, of the HeartScan's common stock at the date of issue of the stock options, totalling $143,000 has been recorded as deferred compensation and a component of stockholders' equity. Of this amount, $27,000 has been recognized as an expense through December 31, 1996. The remaining $116,000 will be recognized as an expense as the shares vest over a period of up to four years.

COMMON STOCK RESERVED

At December 31, 1996, the Company has reserved shares of common stock for future issuances as follows (in thousands):


        Stock option plans                                               5,111
        Stock options outside the plans                                  1,500
        Stock purchase plan                                                727
        Stock warrants                                                   3,347
        Stock bonus plan                                                   771
        Conversion of HeartScan Preferred A                             10,667
                                                                ---------------
        Total                                                           22,123
                                                                ===============

Note 9  -  STOCK PURCHASE PLAN AND RETIREMENT SAVINGS PLAN

EMPLOYEE STOCK PURCHASE PLAN

In March 1994, the Company adopted an employee stock purchase plan covering most employees. Under the plan, employees may contribute up to 10% of their compensation to purchase shares of the Company's common stock at the lesser of 85% of the stock's fair market value at the offering period or end of each three-month interim offering period. The maximum number of shares offered under the Plan is 1,800,000 shares of common stock. At December 31, 1996, 727,095 shares were reserved and available for future issuance under the plan. A total of 228,222, 334,975 and 503,243 shares were issued at an average price of $1.44, $0.75 and $0.75 per share in 1996, 1995 and 1994, respectively.

RETIREMENT SAVINGS PLAN

In 1987, the Company established a qualified retirement plan, under the provisions of section 401(K) of the Internal Revenue Code, in which eligible employees may participate. Substantially all participants in this plan are able to defer compensation up to the annual maximum amount allowable under the Internal Revenue Service regulations. The Plan was amended in 1994 to provide for employer contributions equal to 50% of every dollar of employee contribution, with a maximum of 6% of employee wages. The Company contributed approximately $212,000, $169,000 and $76,000 in 1996, 1995 and 1994,
respectively.

Note 10  -  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of December 31, are as follows (in thousands):

                                                            1996              1995
                                                       ---------------    -------------
Deferred tax assets:
   Net operating loss carryforwards                     $  24,489         $  19,733
   Federal credit carryforwards                               842               880
   Expenses not currently deductible for tax purposes       3,446                -
   Deferred revenue previously taxed                          614                -
   Other                                                      150             2,807
       Deferred tax assets                                      -                 -
                                                       ---------------    -------------
                                                           29,541            23,420
Valuation allowance
                                                          (28,838)          (22,407)
                                                       ---------------    -------------
     Net deferred tax assets
                                                              703             1,013
Deferred tax liabilities:
  Capitalized development costs                                 -                42
  State income taxes                                          479               504
  Other                                                       224               467
                                                       ---------------    -------------
      Deferred tax liabilities                                703             1,013

  Net deferred taxes                                    $       -          $      -
                                                       ===============    =============

The net change in the valuation allowance was $6,431,000, $925,000, and ($1,792,000) for 1996, 1995 and 1994, respectively, principally resulting from net operating loss carryforwards.

The reconciliation of income tax attributable to continuing operations compared at the U.S. federal statutory rates to income tax expense is as follows:

                                           1996           1995           1994
                                     -----------      ----------    -----------
Federal statutory rate                 (34%)              (34%)            34%
Net operating loss carry forwards        -                  -             (33%)
Valuation Allowance                     34%                34%              -
                                     ------------     ----------    -----------
Effective tax rate                       0%                 0%              1%
                                     ===========     ===========     ==========

Due to the issuance of preferred stock which occurred June 28, 1996, utilization of the net operating loss and tax credit carryforwards for the Company and its subsidiary, HeartScan, will be subjected to separate return limitations.

At  December  31,  1996 the Company has net  operating  loss  carryforwards  for federal and state income tax purposes of approximately $61,200,000 and $10,600,000 respectively. Additionally, the Company has research and development and alternative minimum tax credit carryforwards of approximately $842,000 at December 31, 1996. The net operating loss and the research and development tax credit carryforwards expire in various years from 1998 through 2011.

In addition, HeartScan has net operating loss carryforwards for federal and state income tax purposes of approximately $7,500,000 and $1,800,000, respectively. The net operating loss carryforwards expire in various years from 2001 through 2011.

Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss and tax credit carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

Note 11  -  SEGMENT INFORMATION AND FOREIGN SALES

The Company operates in one industry segment in which it designs, manufactures and markets a computed tomography scanner. The Company has distributors that sell and service its scanner throughout the world. Sales of products to end-users outside the United States were $11,528,000, $13,254,000 and $14,990,000 in 1996, 1995 and 1994, respectively.

                                  IMATRON INC.
                                Index of Exhibits

Exhibit                                                                  SEC
Number                Description                                      Page No.

(See Footnotes)

3.1             (1)    Certificate of Incorporation of the Company as
                       amended as of March 31, 1983

3.2             (2)    Certificate of Amendment of Certificate of
                       Incorporation filed with the New Jersey Secretary of State on June 7, 1988

3.3             (2)    Certificate of Amendment of Certificate of
                       Incorporation filed with the New Jersey Secretary of State on June 17, 1988

3.4             (2)    Certificate of Amendment of Certificate of
                       Incorporation filed with the New Jersey Secretary of state on July 26, 1988

3.5             (9)    Certificate of Correction of Certificate of
                       Amendment of Certificate of Incorporation filed with the New Jersey Secretary of State on February 7, 1989

3.6            (10)    Certificate of Amendment of Certificate of
                       Incorporation filed with the New Jersey Secretary of State on March 29, 1990

3.7            (11)    Certificate of Amendment of Certificate of
                       Incorporation filed with the New Jersey Secretary of State on December 7, 1990

3.8            (12)    Bylaws, as amended April 30, 1992

Exhibit                                                                   SEC
Number            Description                                          Page No.

(See Footnotes)

4.1            (23)    Form of Warrant issued to investors in Private
                       Offering concluded October 19, 1995

4.2            (24)    Form of Warrant issued to investors in Private
                       Offering concluded May 24, 1996

4.3            (25)    Warrant issued to Sitrick And Company Inc. in
                       conjunction with public relations services

4.4            (25)    Form of Warrant issued to investors in HeartScan
                       Private Offering concluded June 24, 1996

10.1            (1)    Sublicense Agreement between the Company and
                       Emersub Incorporated dated February 1, 1981

10.2            (6)    Amendment to Sublicense Agreement between
                       Registrant and Emersub Incorporated dated
                       June 30, 1986


10.6            (7)    Lease Agreement between the Company and Diodati
                       Trust and Patrician Association, Inc. for the premises located at 389 Oyster Point Boulevard,
                       South San Francisco, California

10.7            (3)    Common Stock Purchase Agreement dated February
                       26, 1987 between the Company and Mitsui & Co.
                       (U.S.A.), Inc.

10.8            (9)    Common Stock Purchase Agreement dated February
                       26, 1988 between the Company and Pacific
                       Scientific Commerce Ltd.

10.9           (10)    License Agreement dated as of September 13, 1988
                       between the Company and EMI Limited

10.10           (8)    Series A Preferred Stock Purchase Agreement,
                       dated as of July 20, 1988, by and among the Company, FI.M.A.I. Holding S.A. and Compagnie
                       Financiere Espirito Santo, S.A.

10.11           (9)    Convertible Debenture between the Company and
                       Analogic Corporation

10.12          (26)    1997 Stock Bonus Incentive Plan

10.14           (9)    Security Agreement dated December 15, 1988
                       between the Company and John Hancock Leasing
                       Corporation and Promissory Note dated December
                       30, 1988 from the Company to John Hancock Leasing
                       Corporation

10.15           (9)    Agreement to Issue Warrant dated January 19, 1989
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

10.54          (16) *  License Agreement dated as of March 12, 1993
                       between Imatron Inc. and Siemens Corporation

Exhibit                                                                   SEC
Number          Description                                            Page No.

(See Footnotes)

10.55          (16)    Amendment No. 2 to Lease Agreement between the
                       Company and J. Grant Monahon, James S. Keagy and Jeffrey H. Stevenson, as Trustees of AEW #79
                       Trust for the premises located at 389 Oyster
                       Point Boulevard, California dated December 31, 1992

10.56          (16)    Termination Agreement dated December 9, 1992,
                       terminating Stockholders Agreement dated August
                       13,1990, between the Company and FI.M.A.I.
                       Holding, S.A.

10.57          (16)    Amendment No.1 dated February 23, 1993, to
                       Release & Settlement Agreement

10.58          (16)    Form of Registration Rights Agreement between the
                       Company and investors in Private Offering concluded September 15, 1992

10.59          (17)    1993 Stock Option Plan, as amended to date

10.60          (18)    1994 Employee Stock Purchase Plan, as amended to date

10.61          (19)    Settlement Agreement dated December 10, 1993
                       between the Company and Mitsui & Co., ltd.

10.62          (19)    Transition Agreement dated December 10, 1993
                       between the Company and Mitsui & Co., Ltd.

10.63          (20)    Amendment No. 2 to Basic Agreement dated
                       December 14, 1993 between the Company and
                       Siemens Corporation.

10.64          (20)    Amendment to Loan Agreement and Waiver dated
                       December 14, 1993 between the Company and
                       Siemens Corporation.

10.65          (21)    Executive Employment Agreement dated as of June
                       11, 1993 between the Company and S. Lewis Meyer.

10.66          (21)    Warrant Agreement dated June 7, 1993 between the
                       Company and S. Lewis Meyer.

10.67          (21)    Employment Agreement dated December 15, 1993
                       between the Company and Gary H. Brooks.

10.68          (21)    Employment Agreement dated October 1, 1993
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

10.79          (22) *  Amendment No. 7 to Basic Agreement dated as of
                       February 28, 1995 between the Company and Siemens Corporation.

10.80          (22) *  Memorandum of Understanding dated March 31, 1995
                       between the Company and Siemens Corporation.

                                                                          SEC
                                                                       Page No.

11.0           Computation of Per Share Earnings.                         -

23.0           Consent of Independent Auditors.                           -


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

(23) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed on October 30, 1996 (Registration No. 333-15081) and incorporated herein by reference.

(23) Filed as an Exhibit to the Company's Registration Statement on Form S-3 filed on May 10, 1996 (Registration No. 333-3529) and incorporated herein by reference.

(24) Filed as an Exhibit to the Company's Registration Statement on Form S-3 filed on June 25, 1996 (Registration No. 333-6749) and incorporated herein by reference.

(25) Filed as an Exhibit to the Company's Registration Statement on Form S-3 filed on September 6, 1996 (Registration No. 333-11515) and incorporated herein by reference.