Form 10-K/A
period 1996-12-31
IMATRON INC
filed 1997-04-30
CIK 720477

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



ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
               DATA

See Consolidated Financial Statements and Consolidated Financial Statement Schedules listed in Item 14 (a) 1 and 2.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                       PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of Registrant, their ages and executive positions as appropriate, are set forth below. Directors are elected for terms of one year or, if appointed mid-term, serve until the next meeting of shareholders. Unless otherwise indicated, officers are full-time employees and serve at the discretion of the board of directors.

Name                    Age     Director      Executive Position
Dr. Douglas P. Boyd     55      Yes           Chairman of the Board;
                                              Chief Technology Officer
John L. Couch           55      Yes
S. Lewis Meyer          52      Yes           President; Chief Executive Officer
Jose Filipe Guedes      50      Yes
William J. McDaniel     54      Yes
Terry Ross              49      Yes
Aldo J. Test            73      Yes
Gary H. Brooks          48      No            Vice President, Finance &
                                              Administration, Chief Financial
                                              Officer, Secretary

Dr. Boyd has held several positions with the Company since its inception in 1983 including Chief Executive Officer, President, Chief Technical Officer and Director. Dr. Boyd is currently Chairman of the Board and Chief Technology Officer. He is an Adjunct Professor of Radiology (Physics) at the University of California, San Francisco ("UCSF") and spends approximately 5% of his time on his duties at the University. He has held various academic positions with UCSF for more than the past five years. Dr. Boyd also serves as a director of InVision Technologies, Inc.

Dr. Couch has been a director of the Company since its inception in 1983. In May 1987 he became Vice President, Scientific Affairs. He served as Secretary from March 1990 to December 1993.

Mr. Jose Filipe Guedes was elected a director of the Company on October 11, 1996. From January 1991 to March 1995 he acted as the Chief Executive Officer of Cerexport/Vista Alegre, a ceramic manufacturer. In 1996 Mr. Guedes became the President of Ceramic, S.A., a ceramic tile manufacturer.

Admiral William J. McDaniel, M.D., a retired United States Navy Rear Admiral, was elected a director on January 28, 1997. From 1992 to 1995 he was Chief
Executive Officer of Naval Medical Center, Portsmouth, Virginia, a 346 bed tertiary training medical center for the Navy. From 1995 to 1997 Admiral McDaniel was the Surgeon General of the U.S. Pacific Command. In such position he was responsible for all U.S. military contingency plans for the Pacific half of the world, including preparing for responses to wartime, natural disasters, and peacetime humanitarian relief efforts.

Mr. Meyer was elected President and Chief Executive Officer of the Company on June 23, 1993. From April 1991 until joining the Company he was Vice President, Operations of Otsuka Electronics (U.S.A.), Inc., Fort Collins, Colorado, a manufacturer of clinical MR systems and analytical NMR spectrometers. From
August 1990 to April 1991 he was a founding partner of Medical Capital Management, a company engaged in providing consulting services to medical equipment manufacturers, imaging services providers and related medical professionals. Prior thereto he was President and Chief Executive Officer of American Health Services Corp., a developer and operator of diagnostic imaging and treatment centers. Mr. Meyer is a director of BSD Medical Corporation.

Mr. Ross has been a director of the Company since January 1987 and served as its Vice President, Marketing and Sales from October 1985 to December 1987. Since January 1988 Mr. Ross has been President of CEMAX ICON, Inc., a privately held company engaged in the manufacture and sale of medical imaging and networking software.

Mr. Test has been a director of the Company since its inception in 1983. He is a senior partner of the San Francisco and Palo Alto law firm of Flehr, Hohbach, Test, Albritton & Herbert where he has practiced patent law for more than the past five years.

Mr. Brooks was appointed Vice President, Finance and Administration, Chief Financial Officer and Secretary of Imatron in December, 1993. For the five years prior to joining Imatron, he was Chief Financial Officer for Avocet, a privately held sports electronics manufacturer. Prior thereto, he held progressively more responsible positions in accounting and finance at several Fortune 500 companies including Ford, Rockwell, Bendix and ITT."


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors, and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that one report was not timely filed. Aldo Test, a director of the Company, made one late filing of a Form 4 beneficial ownership report; such filing reflected five transactions not timely reported.

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

Options Granted in Last Fiscal Year
-------------------------------------

The following table sets forth the options granted during the last fiscal year to each of the named executive officers of Registrant.


                      Option/SAR Grants In Last Fiscal Year

==========================================================================================================================
                                                                           Potential Realizable Value
                                    Individual Grants                      at Assumed Annual Rates
                                                                           of Stock Price Appreciation
                                                                           For Option Term
==========================================================================================================================

                               % Of Total
                               Options
                               Granted to
                   Options     Employees     Exercise or
                   Granted     in Fiscal     Base Price      Market     Expiration
Name               (#)         Year(a)       ($/Sh)          Price      Date          0%($)      5%($)(b)     10%($)(b)
=====              ========   ==========    ============    ======     ===========   =======    ========     =========
John L. Couch      20,000       4.5%         $2.06          $2.06      3/01/01        -0-       $ 5,520      $12,220

Gary Brooks        40,000       9.1%         $2.06          $2.06      3/01/01        -0-       $11,040      $24,440


(a) Based on 439,728 options granted to all employees.
(b) Based on 5-year option term and annual compounding; results in total appreciation of 27.6% (at 5% per year) and 61.1% (at 10% per year).


Option Exercises in Last Fiscal Year and Year-End Option Values
---------------------------------------------------------------
The following table sets forth the options exercised during the last fiscal year by named executive officers of Registrant.


       Aggregated Options Exercised and Option Values in Fiscal Year 1996


                                                             Number of securities         Value of unexercised
                                                             underlying unexercised       In-the-Money options at
                                                             options at year-end (#)           year-end ($)
                   Shares acquired           Value
Name               on exercise (#)        realized ($)       exercisable/unexercisable    exercisable/unexercisable
----               ---------------        ------------       -------------------------    -------------------------
Douglas P. Boyd        -0-                  -0-                  211,200/18,750              $590,328/$53,109
S. Lewis Meyer      400,000(a)            $2,400,000             525,000/75,000            $1,445,063/$206,438
Dale E. Grant       150,000               $  872,062              74,000/125,000             $213,305/$360,313
Gary H. Brooks      100,000               $  644,875              57,500/82,500             $156,519/$103,331

(a) Represents shares acquired on exercise of warrants granted at the time of employment.


Compensation of Directors

Aldo Test, a director of the Company, renders consulting services to the Company on a month-to-month basis for which he received compensation of $16,200 during 1996, and may be expected to do so in the future. The law firm of Flehr, Hohbach, Test, Albritton & Herbert, of which Mr. Test is a member, represents the Company with respect to intellectual property matters and may be expected to continue to do so in the future. Terry Ross, a director of the Company, renders consulting services to the Company pursuant to a month-to-month consulting agreement which commenced in November 1993. In 1996 Mr. Ross received $18,000 pursuant to such agreement.

Non-Employee Director Options. In connection with their services to the Company, directors who are not employees of the Company have periodically received stock options under the 1991 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") to purchase shares of Common Stock. The exercise price of the options is 85% of the fair market value of the Common Stock on the date of grant as quoted on the NASDAQ National Market System. Typically, the options granted to directors vest 25% per year on the anniversary of the date of grant and have a term of five years. Each option terminates prior to the expiration date if the optionee's service as a non-employee director, or, subsequently as an employee, of the Company terminates.

In 1991 the directors and shareholders approved the Directors' Plan in order to attract and retain highly qualified non-employee directors by providing each non-employee director with an opportunity to purchase the Company's stock and to provide incentives for such persons to exert maximum efforts on behalf of the Company. Subject to provisions relating to adjustments upon changes in stock, the Directors' Plan currently covers an aggregate of 550,000 shares of the Company's Common Stock.

The Directors' Plan is administered by the Board of Directors. The Board may suspend or terminate the Directors' Plan at any time. If no such termination occurs, the Directors' Plan will terminate in the year 2001.

Options may be granted only to directors of the Company who are not employees of the Company or any affiliate of the Company. The Directors' Plan provides for the automatic grant of options to purchase shares of Common Stock of the Company to non-employee directors. Each person elected for the first time to be a Non-Employee Director automatically receives an option to purchase 25,000 shares of the Company's Common Stock. The Directors' Plan also provides that every non-employee director is to receive an option to purchase 25,000 shares on July 1st of each year if such director served continuously as such for the entire preceding twelve months.

The non-employee directors (Messrs. Guedes, McDaniel, Ross and Test) are entitled to receive options to purchase 25,000 shares each under the plan on July 1st of each year. In fiscal 1996 Messrs. Ross and Test received 25,000 shares each at an option price of $4.99 per share and Mr. Guedes received 25,000 shares at an exercise price of $3.99 per share representing options for service during the 1995-1996 plan year. In January 1997, Mr. McDaniel received 25,000 shares at an option price of $2.24 per share representing options for service during the 1997 plan year. In addition, directors who are not officers of the Company are eligible for reimbursement in accordance with Company policy for their expenses in connection with attending meetings of the Board of Directors and any committees thereof.

Employee Director Compensation. Employees who serve as directors of the Company receive no additional compensation for such service.


Employment Contracts,Termination of Employment and Change-in-Control
Arrangements

S. Lewis Meyer became President and Chief Executive Officer of the Company on June 14, 1994. In connection with such employment the Company entered into an Executive Employment Agreement with Mr. Meyer providing for an initial term ending December 31, 1993 and continuing for rolling six month periods. Pursuant to the agreement Mr. Meyer is entitled to a base salary of $185,000 per year subject to annual review, a one time hiring bonus of $75,000, a non-qualified stock option to purchase 600,000 shares of the Company's Common Stock at $0.58 per share (85% of the closing price of a share of the Company's Common Stock on the date of grant) (subsequently repriced to $0.56), to be vested over a four year period, a warrant to purchase 400,000 shares of the Company's Common Stock at an exercise price of $1.50 (subsequently reduced to $0.75 per share) exercisable for six years commencing June 14, 1994, but not later than 12 months following Mr. Meyer's termination of employment, and certain other benefits.

Compensation Committee Report

This report is provided by the Compensation Committee of the Board of Directors (the "Committee") to assist stockholders in understanding the Committee's objectives and procedures in establishing the compensation of Imatron's Chief Executive Officer and other executive officers. The Committee, made up of non-employee Directors, is responsible for establishing and administering the Company's executive compensation program. None of the members of the Committee are eligible to receive awards under the Company's incentive compensation programs.

Imatron's executive compensation program is designed to motivate, reward, and retain the management talent needed to achieve its business objectives and maintain its competitiveness in the medical imaging industry. It does this by utilizing competitive base salaries that recognize a philosophy of career continuity and by rewarding exceptional performance and accomplishments that contribute to the Company's success.

                      Compensation Philosophy and Objective

The philosophical basis of the compensation program is to pay for performance and the level of responsibility of an individual's position. The Committee finds greatest value in executives who possess the ability to implement the Company's business plans as well as to react to unanticipated external factors that can have a significant impact on corporate performance. Compensation decisions for all executives, including the named executive officers and the Chief Executive Officer, are based on the same criteria. These include quantitative factors that directly improve the Company's short-term financial performance, as well as qualitative factors that strengthen the Company over the long term, such as demonstrated leadership skills and the ability to deal quickly and effectively with difficulties which sometimes arise.

The Committee believes that compensation of Imatron's key executives should:

             *Link rewards to business results and stockholder returns; *Encourage creation of stockholder value and achievement of strategic objectives; *Maintain an appropriate balance between base salary and short-and long-term incentive opportunity;
             *Attract and retain,  on a long-term  basis,  highly qualified
              executive   personnel;   and
             *Provide total compensation opportunity that is competitive with that provided by competitors in the medical imaging industry, taking into account relative company size and performance as well as individual responsibilities and performance.

                     Key Elements of Executive Compensation

Imatron's executive compensation program consists of three elements: Base Salary, Short-Term Incentives and Long-Term Incentives. Payout of short-term incentives depends on corporate performance measured against annual objectives and overall performance. Payout of the long-term incentives depends on performance of Imatron stock, both in absolute and relative terms.

Base Salary

A competitive base salary is crucial to support the philosophy of management development and career orientation of executives. Salaries are targeted to pay levels of the Company's competitors and companies having similar capitalization and revenues, among other attributes. Executive salaries are reviewed annually.

Short-Term Incentive

Short-term awards to executives are made in cash and in stock to recognize contributions to the Company's business during the past year. The bonus an executive receives is dependent on individual performance and level of responsibility. Assessment of an individual's relative performance is made annually based on a number of factors which include initiative, business judgment, technical expertise, and management skills.

Stock Bonus Incentive Plan. In 1988 the shareholders approved the adoption of the 1987 Stock Bonus Incentive Plan. Under the terms of the Stock Bonus Plan the Committee may award shares of the Company's Common Stock to employees, including executive officers. During 1996 79,409 shares were awarded under the plan no shares were awarded to named executive officers.

Long-Term Incentive

Long-term incentive awards provided by shareholder-approved compensation programs are designed to develop and maintain strong management through share ownership and incentive awards. Stock options were the only long term incentive granted to executive officers in 1995.

Stock Option Plan. In 1994, the shareholders approved the adoption of the 1993 Stock Option Plan (which replaced the 1983 Stock Option Plan). In 1995 the directors and shareholders approved an increase in the number of shares reserved under the Option Plan from 3,000,000 shares to 5,500,000 shares. At the sole discretion of the Committee, eligible officers and employees periodically receive options to purchase shares of the Company's Common Stock pursuant to the Option Plan. The value of the options depends entirely on appreciation of Imatron stock. Grant of options depends upon quarterly and annual Company performance, as determined by review of qualitative and quantitative factors. As of March 31, 1997 1,204,041 shares were available for issuance under the plan.

Employee Stock Purchase Plan. In 1994 the directors and shareholders approved the adoption of the 1994 Employee Stock Purchase Plan. All employees, including executive officers, may purchase shares of the Company's Common Stock at a discount of 15% from the market price of the shares. The Plan became effective January 1, 1994. In 1996 228,222 shares were purchased under the plan.

1996 Compensation. During 1996 the Company's revenues decreased 25.6% from the prior year and the Company incurred a loss of $10,465,000 versus a loss of $2,449,000 during the prior fiscal year. However, the Company made significant progress in improving its technology, raised additional equity capital and bank credit to finance the future growth of its HeartScan Imaging, Inc. subsidiary, and was successful in the opening of additional coronary artery disease risk assessment centers. Based on this performance, only selective cost-of-living and merit salary increases were implemented during the year and no new stock option grants or bonuses of cash or stock were given during the year to any Named Executive Officers except an option to purchase 40,000 shares of Common Stock at $2.06 was granted to Gary H. Brooks, Vice President Finance and Administration and Chief Financial Officer in connection with his annual merit review. Stock Options were granted to other employees of the Company based on the employee's level of responsibility and other factors. If the Company's financial condition improves in 1997, the Company anticipates implementing a program of regular merit salary adjustments for executive officers together with other forms of compensation such as incentive stock option awards and bonus payments based on achievement of specific goals and objectives.

                    1996 Chief Executive Officer Compensation

Mr. Meyer's 1995 base salary of $195,000 was increased on March 1, 1996 to $205,000 and effective January 1, 1997 was increased to $215,250. The Committee believes that the base salary and other terms and conditions of his employment are consistent with the foregoing philosophy and objectives and reflect the scope and level of his responsibilities.

Members of the Compensation Committee

Terry Ross
Aldo Test




Share Investment Performance

The following table compares the total return performance of the Company for the periods indicated with the performance of the NASDAQ Index (presented on a dividends reinvested basis) and the performance of the Hambrecht & Quist Technology Index. The Company's shares are traded on the NASDAQ National Market System under the symbol "IMAT". The Hambrecht & Quist Technology Index is comprised of the publicly traded stocks of 200 technology companies and include companies in the electronics, medical and related technology industries. The total return indices reflect reinvested dividends and are weighted on a market capitalization basis at the time of each reported data point.


Year              1991       1992        1993      1994      1995       1996
----              ----      ------      ------    ------    ------     -----

Imatron Inc.       100      166.67      304.88    166.77    304.88     155.91

NASDAQ Index       100      186.85      214.50    209.67    296.51     227.16

Hambrecht & Quist  100      170.04      185.56    215.39    323.40     262.49
Technology Index



ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             --------------------------------------------------------------

The following tables, based in part upon information supplied by officers, directors and principal shareholders, set forth certain information regarding the ownership of the Company's voting securities as of March 1, 1997 by (i) all those known by the Company to be beneficial owners of more than five percent of any class of the Company's voting securities; (ii) each director; (iii) each named executive officer; and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.



Security Ownership of Certain Beneficial Owners(a)

                                              Amount of Direct
                   Name and Address of        Beneficial
Title of Class     Beneficial Owner           Ownership         Percent of Class
--------------     ----------------           ---------         ---------------
Common             Marukin Corporation(b)     5,471,617                  7.0%


(a)  Security  ownership   information  for  beneficial  owners  is  taken  from
     statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and information made known to the Company.

(b)   Marukin Corporation, 6, Rokuban-Cho Chiyoda-Ku, Tokyo 10


Security Ownership of Directors and Executive Officers

The table below presents the security ownership of the Company's Directors and Named Executive Officers.

Title of                                                Amount and Nature  of            Percent of
Class             Name of Beneficial Owner              Beneficial Ownership(a)          Class(b)
Common            Douglas P. Boyd                         2,048,251(c)                     2.6%
Common            Gary H. Brooks                             83,042(d)                        *
Common            John L. Couch                              34,000(e)                        *
Common            Dale E. Grant                             124,000(e)                        *
Common            Jose Filipe Guedes                              0                           *
Common            William J. McDaniel                        16,000                           *
Common            S. Lewis Meyer                            568,996(f)                        *
Common            Terry Ross                                      0                           *
Common            Aldo Test                                  35,000(g)                        *
Common            All Directors and Executive Officers    2,908,303(h)                     3.7%
                  as a Group
--------

* Does not exceed 1% of the referenced class of securities.
(a)   Ownership is Direct unless indicated otherwise.

(b) Calculation based on 78,176,769 shares of Common Stock outstanding as of March 18, 1997.

(c) Includes 1,830,801 shares owned directly and 217,450 shares issuable upon the exercise of stock options that are exercisable as of March 1, 1997 or that will become exercisable within 60 days thereafter.

(d) Includes 10,542 shares owned directly and 72,500 shares issuable upon the exercise of stock options that are exercisable as of March 1, 1997 or that will become exercisable within 60 days thereafter.

(e) All shares are issuable upon the exercise of stock options that are exercisable as of March 1, 1997 or that will become exercisable within 60 days thereafter.

(f) Includes 6,496 shares owned directly and 562,500 shares issuable upon the exercise of stock options that are exercisable as of March 1, 1997 or that will become exercisable within 60 days thereafter.

(g) Includes 10,000 shares owned directly and 25,000 shares issuable upon the exercise of stock options exercisable as of March 1, 1997 or that will become exercisable within 60 days thereafter.

(h) Includes 1,035,450 shares that directors and executive officers had the right to acquire pursuant to the exercise of options that were exercisable on March 1, 1997 or that will become exercisable within 60 days thereafter. The percentage of beneficial ownership assumes the exercise of the aforesaid options by officers and directors.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

None.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 30, 1997             IMATRON INC.



                                    By  S. Lewis Meyer
                                       ----------------
                                        S. Lewis Meyer
                                        President, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this amendedreport has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  SIGNATURE                      TITLE                            DATE
-------------------      ------------------------         ---------------------


Douglas P. Boyd                    Director,                   April 30, 1997
---------------                    Chairman of the Board
Douglas P. Boyd


William J. McDaniel                Director                    April 30,1997
-------------------
William J. McDaniel

John L. Couch                      Director                    April 30, 1997
--------------
John L. Couch


Jose Filipe Guedes                 Director                    April 30, 1997
-------------------
Jose Filipe Guedes


S. Lewis Meyer                     Director,                   April 30, 1997
--------------                     President and Chief
S. Lewis Meyer                     Executive Officer


Terry Ross                         Director                    April 30, 1997
-----------
Terry Ross


Aldo J. Test                       Director                    April 30, 1997
------------
Aldo J. Test


Gary H. Brooks                     Chief Financial Officer,    April 30, 1997
--------------                     Vice President, Finance
Gary H. Brooks                     and Administration, Secretary

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