Form 10-Q
period 1997-03-31
IMATRON INC
filed 1997-05-13
CIK 720477

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.


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

                               Yes X   No_____

At April 30, 1997, 78,216,111 shares of the Registrant's common stock (no par value) were issued and outstanding.

                            Total Number of Pages: 13

                                  IMATRON INC.

                                TABLE OF CONTENTS

-------------------------------------------------------------------------------

PART I.    FINANCIAL INFORMATION                                           PAGE

Item 1.       Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -                     3
                  March 31, 1997 (unaudited) and December 31, 1996.


                  Condensed Consolidated Statements of                        4
                  Operations - Three Months Ended
                  March 31, 1997 and 1996 (unaudited).


                  Condensed Consolidated Statements of                        5
                  Cash Flows - Three Months Ended
                  March 31, 1997 and 1996 (unaudited).


                  Notes to Condensed Consolidated Financial                   6
                  Statements (unaudited).


Item 2.           Management's Discussion and Analysis of Financial           9
                  Condition and Results of Operations.




PART II.          OTHER INFORMATION                                          11


SIGNATURES                                                                   13



                                                   IMATRON INC.
                                           Condensed Consolidated Balance Sheets
                                              (Amounts in thousands)


ASSETS                                                                        March 31,            December 31,
                                                                                1997                   1996
                                                                           -------------         --------------
                                                                            (unaudited)
                                                                         --------------------    ------------------
Current assets
      Cash and cash equivalents                                                 $     16,996            $   10,862


      Short-term investments                                                           5,082                14,171
      Accounts receivable (net of allowance for doubtful accounts of $1,155 at March 31, 1997 and $1,110 at December 31, 1996):
      Trade accounts receivable                                                        5,315                 2,940
      Accounts receivable from affiliate                                               2,581                 2,660
      Inventories                                                                     11,120                10,393
      Prepaid expenses                                                                   876                 1,659
                                                                         --------------------    ------------------
 Total current assets                                                                 41,970                42,685

Property and equipment, net                                                            9,721                10,102
Other assets                                                                             395                   405
                                                                         --------------------    ------------------

Total assets                                                                    $      52,086      $         53,192

                                                                         ====================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                          $      2,417       $         2,461
      Other accrued liabilities                                                        5,571                 5,994
      Capital lease obligations - due within one year                                  1,257                 1,188
                                                                         --------------------    ------------------

Total current liabilities                                                              9,245                 9,643

Deferred income on sale leaseback transactions                                         1,293                 1,419
Capital lease obligations                                                              4,260                 4,604
                                                                         --------------------    ------------------

Total liabilities                                                                     14,798                15,666


Minority interest                                                                     14,941                14,941

Shareholders' equity
      Common stock, no par value; authorized-100,000 shares;
       issued and outstanding - 78,203 shares in 1997 and 77,919
       shares in  1996                                                                89,810                89,223
      Deferred compensation                                                            (107)                 (116)
      Additional paid-in capital                                                       1,500                 1,500
      Accumulated deficit                                                           (68,856)              (68,022)
                                                                         --------------------    ------------------

Total shareholders' equity                                                            22,347                22,585
                                                                         --------------------    ------------------

Total liabilities and shareholders' equity                                          $ 52,086              $ 53,192




              The accompanying notes are an integral part of these consolidated financial statements.


                                                   IMATRON INC.
                                      Condensed Consolidated Statements of Operations
                                 (Amounts in thousands, except per share amounts)
                                                  (Unaudited)


                                                                       Three Months Ended March 31,
                                                              -----------------------------------------------

                                                                     1997                       1996
                                                              --------------------       --------------------

Revenues
     Product sales                                              $           7,791        $             3,791
     Service                                                                1,030                        767
     Development contracts                                                  1,250                      1,250
     Clinics                                                                  506                        282
                                                              --------------------       --------------------

                       Total revenues                                      10,577                      6,090
                                                              --------------------       --------------------

Cost of revenues
     Product sales                                                          5,441                      3,193
     Service                                                                  705                        698
     Development contracts                                                  1,250                      1,250
     Clinics                                                                  755                        437
                                                              --------------------       --------------------

                       Total cost of revenues                               8,151                      5,578
                                                              --------------------       --------------------

Gross profit                                                                2,426                        512

Operating expenses
     Research and development                                                 922                        703
     Marketing and sales                                                    1,363                      1,083
     General and administrative                                             1,111                       848
                                                              --------------------       --------------------

                       Total operating expenses                             3,396                      2,634
                                                              --------------------       --------------------

Operating  loss                                                             (970)                    (2,122)

Interest income                                                               310                         51
Interest expense                                                            (174)                      (120)
                                                              --------------------       --------------------


Net loss                                                                 $ (834)                     $(2,191)

                                                              ====================       ====================


Net loss per common share                                                $ (0.01)                    $ (0.03)

                                                              ====================       ====================


Number of shares used in per share calculations
                                                                           78,109                     69,112
                                                              ====================       ====================


              The accompanying notes are an integral part of these consolidated financial statements.



                                                   IMATRON INC.
                                  Condensed Consolidated Statements of Cash Flows
                                              (Amounts in thousands)
                                                    (Unaudited)


                                                                Three Months Ended March 31,
                                                         ----------------------------------------------------


                                                                1997                               1996
                                                         -----------------                  -----------------


Cash flows from operating activities:

   Net loss                                            $           (834)                $           (2,191)
   Adjustments to reconcile net loss
        to net cash used in operating activities:
     Depreciation and amortization                                  520                                257
     Amortization of deferred compensation                            9                                  -
     Common stock issued for services                                78                                 40
   Changes in:
     Accounts and notes receivable                               (2,296)                              (828)
     Inventories                                                   (727)                              (994)
     Prepaid expenses                                               783                                (65)
     Other assets                                                    10                                 (7)
     Accounts payable                                               (44)                                34
     Other accrued liabilities                                     (423)                              (968)
     Deferred revenue                                              (126)                               (89)
                                                         -----------------                  -----------------


Net cash (used in)/ provided by
      operating activities                                       (3,050)                            (4,811)
                                                         -----------------                  -----------------


Cash flows from investing activities:
   Capital expenditures                                            (139)                              (205)
   Purchases of marketable securities                            (5,082)                            (2,027)
   Maturities of marketable securities                           14,171                                  -
                                                         -----------------                  -----------------


Net cash provided by/ (used in) investing activities              8,950                             (2,232)

Cash flows from financing activities:
   Payment of obligation under capitalized leases                  (275)                              (155)
   Proceeds from issuance of common stock                           509                              1,008
                                                         -----------------                  -----------------


Net cash provided by
   financing activities                                             234                                853
                                                         -----------------                  -----------------


Net increase/(decrease) in cash and
     cash equivalents                                             6,134                             (6,190)

Cash and cash equivalents, at beginning
     of the period                                               10,862                              7,269
                                                         -----------------                  -----------------


Cash and cash equivalents, at end of the
     period                                            $         16,996                  $           1,079
                                                         =================                  =================



The accompanying notes are an integral part of these condensed consolidated financial statements

                                  IMATRON INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1996.

2.  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Imatron Inc. and its subsidiary HeartScan Imaging, Inc. (HeartScan). All intercompany accounts and transactions have been eliminated in consolidation.

 3. CASH EQUIVALENTS AND SHORT-TERM  INVESTMENTS

          Cash equivalents consist of liquid instruments purchased with a maturity date of three months or less and money market funds. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all purchases of investments as available-for-sale. Available-for-sale securities are carried at amounts which approximate fair value, with unrealized gains and losses reported in a separate component of shareholders' equity if material. Fair values of investments are based on quoted market prices. Short-term investment's at March 31, 1997 consist of A1, P1 commercial papers and government securities. Realized gains and losses, and declines in value judged to be other-than-temporary are included in other income. The cost of securities sold is based on the specific identification method.

4.       INVENTORIES

          Inventories consist of (in thousands of dollars):

                                                    March 31,    December 31,
                                                       1997         1996
                                                  ------------  ------------

          Purchased parts and sub-assemblies     $   3,423      $   2,994
          Service parts                              1,215          1,142
          Work-in-process                            4,205          2,574
          Finished goods                             2,277          3,683
                                                  ===========    ===========
               TOTAL                             $   11,120     $  10,393
                                                  ===========    ===========

5.       INCOME (LOSS) PER SHARE

     Net loss per common share is computed using the weighted average number of common shares outstanding. Stock options and warrants have not been included in the computation as their effect would have been antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on calculations of basic and fully diluted earnings per share is not expected to be material for the first quarter ended March 31, 1997 and March 31, 1996.


6.       TRANSACTIONS WITH SIEMENS CORPORATION

     The following table represents the percent of revenues attributable to the development and distribution agreements between the Company an Siemens
     Corporation:

                                              Three months ended March 31
                                            ------------------------------
                                                 1997            1996
                                               --------        --------

          -------------------------------
          Net product sales                      21%              3%
          -------------------------------
          Service                                27%             44%
          -------------------------------
          Development contracts                 100%            100%
          -------------------------------

          -------------------------------
          Total revenues                         30%             40%

     Siemens has asserted a claim against the Company regarding the lapse of certain foreign registrations of one of the patents assigned to Siemens by the Company in connection with the March 31, 1995 agreement between the companies. The technology involved in the patent is not used presently in any of the Company's products. The Company substituted a patent, subject to existing license-back, currently used in its technology, for the previously transferred patent. Representatives of Siemens have agreed with the Company to these terms. In April 1997, Imatron and Siemens entered into a service support agreement, whereby the Company will provide customer services for C-150 scanners sold by Siemens. For an agreed amount, Imatron will provide all pre-installation site planning, installation and application support, as well as, warranty and post-warranty services, as a subcontractor to Siemens.

7.       JOINT VENTURE

     As of March 31, 1997 Imatron's interest in the Joint Venture is carried in the accompanying financial statements at no value. The Company has no financial commitments to the Joint Venture and is prepared to abandon its interest. The Company intends to carry this investment at no value until such time at the Joint Venture can demonstrate that it will be able to sustain profitable operations. Once profitable operations are sustained, the Company will account for the Joint Venture investment on the equity method. Summarized financial information for the Joint Venture is not included in the notes to the consolidated financial statements for the period ended or as of March 31, 1997, as such information is not considered material to the operations of Imatron Inc.

         The following table represents the percent of revenues attributable to the Joint Venture between the Company and Imatron Japan Inc.:


         Three months ended
                                                   March 31,
                                            ------------    ------------

                                               1997            1996
                                            ------------    ------------

           Net product sales                        18%             97%
           Service                                  13%              9%

           Total revenues                           15%             52%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

                  Three months ended March 31, 1997 versus 1996
     Overall revenues for the first quarter ended March 31, 1997 of $10,577,000 increased $4,487,000 or 74% compared to 1996 revenues of $6,090,000. Net product revenues increased to $4,000,000 in 1997 from $3,791,000 in 1996 primarily because of increases in scanner shipments from five in 1997 to two in 1996. Service revenues increase to $1,030,000 in 1997 from $767,000 in 1996 due to an increase in scanners under service contract. Development contract revenue is identical in 1996 due to the terms of the three year Memorandum of Understanding entered into with Siemens in March 1995. Clinic revenues related to the
HeartScan Imaging, Inc. (HeartScan) increased by 79% to $506,000 in 1997 compared to $282,000 in 1996 as a result of five coronary artery disease risk assessment centers (clinics) operating in 1997 compared to two in 1996.

Total cost of revenues as a percent of revenues for the first quarter of 1997 was lower at 77% as compared with92% in 1996. Product cost of revenues as a percent of product revenues decreased to 70% in 1997 from 84% in 1996 due to shipment of five scanners with higher realized gross margin compared to two shipments in 1996. Service cost of revenues as a percent of service revenue decreased to 68% in 1997 from 91% in 1996 due to higher margins on spares shipments and lower scanner maintenance costs. Development contract revenue and cost of revenue is equal due to the terms of the three year Memorandum of Understanding with Siemens.


Operating expenses of $3,396,000 increased $762,000 or 29% compared to 1996 expenses of $2,634,000. R&D expenses of $922,000 in 1997 reflect the portion of R&D spending not covered by the Siemens research and development contract. Selling expenses increased to $1,363,000 from $1,083,000 in 1996 primarily due to higher advertising expenses incurred by HeartScan for its five clinics. Administrative expenses increased $263,000 to $1,111,000 due to increases in HeartScan headcount and start-up expenses related to the establishment of new clinics.


Liquidity and Capital  Resources:

At March 31, 1997, working capital slightly decreased to $32,725,000 compared to December 31, 1996 working capital of $33,042,000 primarily as a result of the operating losses sustained by HeartScan amounting to $1,573,000. The current ratio was flat at 4.5:1 at March 31, 1997 and 4.4:1 a December 31, 1996.

The Company's assets decreased to $52,086,000 compared to December 31, 1996 total assets of $53,192,000 primarily due to decreases in cash, cash equivalents and short-term investments partially offset by increases in receivables and inventories. There were four scanners receivable at the end of March 1997 compared to three at December 31, 1996.

The Company's management believes that the cash, cash equivalents and short-term investments existing at March31, 1997 and the estimated proceeds from ongoing sales of products and services in 1997 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 1997.

To satisfy the Company's capital and operating requirements beyond 1997, profitable operations, additional public or private financing or the incurrence of debt may be required. If future public or private financing is required by the Company, holders of the Company's securities may experience dilution. There can be no assurance that equity or debt sources, if required, will be available or, if available, will be on terms favorable to the Company or its shareholders. The Company does not believe that inflation has had a material effect on its revenues or results of operations.

This Form 10Q contains forward-looking statements which involve risk and uncertainties. The company's actual results may differ significantly from the results discussed in the forward-looking statements as a result of certain risk factors set forth in the company's Annual Report on Form 10-K for the year ended December 31, 1996.

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


                                                  Exhibit No. 11

                                                   IMATRON INC.
                                         Computation of Per Share Earnings
                                   (Amounts in thousands, except per share data)
                                                    (Unaudited)

                                                                           March 31,            March 31,
                                                                             1997                  1996
                                                                        ----------------      ---------------
PRIMARY:

Average shares outstanding Conversion of preferred stock                         78,109               66,112

Net effect of  dilutive  stock  options  based on the  treasury  stock
method using the average market price                                                 -                    -


Net effect of dilutive  stock  warrants  based on the  treasury  stock                -                    -
method using the average market price

                                                                        ================      ===============
      TOTAL                                                                      78,109               69,112
                                                                        ================      ===============

Net income / (loss)                                                         $    (834)              $ (2,191)

                                                                        ================      ===============

Net income / (loss) per share                                                  $  (0.01)             $(0.03)
                                                                        ================      ===============



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 1997


                                     IMATRON INC.
                                     (Registrant)




                                    /s/Gary H. Brooks
                                    -----------------
                                    Gary H. Brooks Vice President,
                                    Finance/Administration,
                                    Chief Financial Officer, and Secretary