Form 10-K/A
period 1996-12-31
IMATRON INC
filed 1997-06-02
CIK 720477

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

Mr. Meyer was elected President and Chief Executive Officer of the Company on June 23, 1993. From April 1991 until joining the Company he was Vice President, Operations of Otsuka Electronics (U.S.A.), Inc., Fort Collins, Colorado, a manufacturer of clinical MR systems and analytical NMR spectrometers. From
August 1990 to April 1991 he was a founding partner of Medical Capital Management, a company engaged in providing consulting services to medical equipment manufacturers, imaging services providers and related medical professionals. Prior thereto he was President and Chief Executive Officer of American Health Services Corp., a developer and operator of diagnostic imaging and treatment centers. Mr. Meyer is a director of BSD Medical Corporation and Finet Holdings Corporation.

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

Mr. Brooks was appointed Vice President, Finance and Administration, Chief Financial Officer and Secretary of Imatron in December, 1993. For the five years prior to joining Imatron, he was Chief Financial Officer for Avocet, a privately held sports electronics manufacturer. Prior thereto, he held progressively more responsible positions in accounting and finance at several Fortune 500 companies including Ford, Rockwell, Bendix and ITT.


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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that one report was not timely filed. Aldo Test, a director of the Company, was one month late filing a Form 4 beneficial ownership report reflecting aggregate sales of 55,000 shares of Company stock.

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

                   Number of    %Of Total
                   Securities   Options
                   Under        Granted to
                   Options      Employees     Exercise or
                   Granted      in Fiscal     Base Price      Market     Expiration
Name               (#)          Year(a)       ($/Sh)          Price      Date          0%($)      5%($)(b)     10%($)(b)
=====              ========    ==========    ============    ======     ===========   =======    ========     =========
Douglas P. Boyd    -0-          -0-           -0-             -0-         -0-           -0-        -0-          -0-

Gary Brooks        40,000       9.1%         $2.06            $2.06      3/01/01        -0-       $11,040      $24,440

Dale E. Grant      -0-          -0-           -0-             -0-         -0-           -0-        -0-          -0-

S. Lewis Meyer     -0-          -0-           -0-             -0-         -0-           -0-        -0-          -0-


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

The non-employee directors (Messrs. Guedes, McDaniel, Ross and Test) are entitled to receive options to purchase 25,000 shares each under the plan on July 1st of each year. In fiscal 1996 Messrs. Ross and Test received 25,000 shares each at an option price of $4.99 per share and Mr. Guedes received 25,000 shares at an exercise price of $3.99 per share representing options for service during the 1995-1996 plan year. In January 1997, Admiral McDaniel received 25,000 shares at an option price of $2.24 per share upon his election as a director of the Company. In addition, directors who are not officers of the Company are eligible for reimbursement in accordance with Company policy for their expenses in connection with attending meetings of the Board of Directors and any committees thereof.

Employee Director Compensation. Employees who serve as directors of the Company (Dr. Boyd, Dr. Couch and Mr. Meyer) receive no additional compensation for such service. Dr. Boyd and Mr. Meyer are also named executive officers of the Company and their compensation is reflected in the Summary Compensation Table contained elsewhere in this statement. In fiscal 1996 Dr. Couch, in his capacity as Vice President, Scientific Affairs, received options to purchase 20,000 shares of the Company's Common Stock under the 1993 Stock Option Plan at an option price of $2.06 per share.



Employment Contracts,Termination of Employment and Change-in-Control
Arrangements

S. Lewis Meyer became President and Chief Executive Officer of the Company on June 14, 1994. In connection with such employment the Company entered into an Executive Employment Agreement with Mr. Meyer providing for an initial term ending December 31, 1994 and continuing for rolling six month periods. Pursuant to the agreement Mr. Meyer is entitled to a base salary of $185,000 per year subject to annual review, a one time hiring bonus of $75,000, a non-qualified stock option to purchase 600,000 shares of the Company's Common Stock at $0.58 per share (85% of the closing price of a share of the Company's Common Stock on the date of grant) (subsequently repriced to $0.56), to be vested over a four year period, a warrant to purchase 400,000 shares of the Company's Common Stock at an exercise price of $1.50 (subsequently reduced to $0.75 per share) exercisable for six years commencing June 14, 1994, but not later than 12 months following Mr. Meyer's termination of employment, and certain other benefits.

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

Long-Term Incentive

Long-term incentive awards provided by shareholder-approved compensation programs are designed to develop and maintain strong management through share ownership and incentive awards. Stock options were the only long term incentive granted to executive officers in 1996.

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

                     1996 Chief Executive Officer Compensation

On March 1, 1996 Mr. Meyer's base salary was increased from $195,000 to $205,000, and effective January 1, 1997 was increased to $215,250, both actions reflecting modest cost of living increases. In addition, in February 1996 and specifically in recognition of his efforts regarding the formation and capitaliztion of HeartScan Imaging, Inc., Mr. Meyer was granted an option to purchase 75,000 shares of HSI common stock at $0.10 per share, as reported elsewhere in this statement. The Committee believes that the base salary and other terms and conditions of his employment are consistent with the foregoing philosophy and objectives and reflect the scope and level of his responsibilities.

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


Year              1991       1992        1993      1994      1995       1996
----              ----      ------      ------    ------    ------     -----

Imatron Inc.       100       51.48       23.53     51.48     94.12     155.91

Hambrecht & Quist
Technology Index   100      115.02      125.52    145.70    218.76     262.49

NASDAQ Index       100      116.38      133.59    130.59    184.67     223.16

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

(b) Calculation based on 78,176,769 shares of Common Stock outstanding as of March 18, 1997.

(c) Includes 1,830,801 shares owned directly and 217,450 shares issuable upon the exercise of stock options that are exercisable as of March 31, 1997 or that will become exercisable within 60 days thereafter.

(d) Includes 10,542 shares owned directly and 72,500 shares issuable upon the exercise of stock options that are exercisable as of March 31, 1997 or that will become exercisable within 60 days thereafter.

(e) All shares are issuable upon the exercise of stock options that are exercisable as of March 31, 1997 or that will become exercisable within 60 days thereafter.

(f) Includes 6,496 shares owned directly and 562,500 shares issuable upon the exercise of stock options that are exercisable as of March 31, 1997 or that will become exercisable within 60 days thereafter.

(g) Includes 10,000 shares owned directly and 25,000 shares issuable upon the exercise of stock options exercisable as of March 31, 1997 or that will become exercisable within 60 days thereafter.

(h) Includes 1,035,450 shares that directors and executive officers had the right to acquire pursuant to the exercise of options that were exercisable on March 31, 1997 or that will become exercisable within 60 days thereafter. The percentage of beneficial ownership assumes the exercise of the aforesaid options by officers and directors.

[/FN]

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

Dated:  May 30, 1997             IMATRON INC.



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