Form 10-Q
period 1997-06-30
IMATRON INC
filed 1997-08-07
CIK 720477

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


                  FOR THE QUARTERLY PERIOD ENDED June 30, 1997.


                         Commission file number 0-12405


                                  IMATRON INC.


                                   New Jersey
                               I.D. No. 94-2880078
              389 Oyster Point Blvd, South San Francisco, CA 94080
                                 (415) 583-9964





Indicate by check mark whether the Registrant (1) had filed all reports require to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes X        No_________


At July 30, 1997 78,534,540 of the Registrant's common stock(no par value) were issued and outstanding.



                            Total Number of Pages: 13

                                                   IMATRON INC.

                                                 TABLE OF CONTENTS

--------------------------------------------------------------------------------

PART 1.  FINANCIAL INFORMATION                                     PAGE

Item 1.           Condensed Consolidated Financial Statements


                  Condensed Consolidated Balance Sheets -                      3
                  June 30, 1997 (unaudited) and December 31, 1996.


                  Condensed Consolidated Statements of                         4

                  Operations - Three Month and Six Month Periods Ended June 30, 1997 and 1996 (unaudited).


                  Condensed Consolidated Statements of                         5

                  Cash Flows - Six Month Periods Ended
                  June 30, 1997 and 1996 (unaudited).

                  Notes to Condensed Consolidated Financial                    6
                  Statements (unaudited).


Item 2.           Management's Discussion and Analysis of Financial            9
                   Condition and Results of Operation.


PART II. OTHER INFORMATION                                                    11




SIGNATURES                                                                    14



                                                   IMATRON INC.
                                       Condensed Consolidated Balance Sheets
                                               (Amounts in thousands)


ASSETS:                                                                    June 30,                December 31,

                                                                             1997                      1996
                                                                           --------                 ---------
                                                                          (Unaudited)
Current assets
 Cash and cash equivalents                                             $         16,940            $        10,862

     Short-term investments                                                       3,591                     14,171
     Accounts receivable (net allowance for doubtful accounts
     of $1,376 at June 30, 1997 and $1,110 at
     December 31, 1996):
        Trade accounts receivable                                                 7,065                      2,940
        Accounts receivable from affiliate                                        1,845                      2,660
      Inventories                                                                11,608                     10,393
      Prepaid expenses                                                              824                      1,659
                                                                        ----------------         ------------------
Total current assets                                                             41,873                     42,685

Property and equipment, net                                                       9,297                     10,102
Other assets                                                                      1,205                        405
                                                                        ----------------         ------------------

Total assets                                                            $        52,375           $         53,192
                                                                        ================         ==================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities

     Accounts payable                                                   $         2,359            $         2,461
     Other accrued liabilities                                                    6,542                      5,994
     Capital lease obligations - due within one year                              1,290                      1,188
                                                                        ----------------         ------------------
Total current liabilities                                                        10,191                      9,643

Deferred income on sale leaseback transactions                                    1,168                      1,419
Deferred income on service contract                                                 480                          -
Capital lease obligations                                                         3,949                      4,604
                                                                        ----------------          ------------------

Total liabilities                                                                15,788                     15,666

Minority interest                                                                15,128                     14,941

Shareholders' equity:

     Common stock, no par value; authorized-100,000 shares; issued
     and outstanding - 78,453 shares in 1997 and 77,919 shares in 1996           90,115                     89,223
     Deferred compensation                                                        (273)                      (116)
     Additional paid-in capital                                                   1,500                      1,500
     Accumulated deficit                                                       (69,883)                   (68,022)
                                                                        ----------------         ------------------
Total shareholders' equity                                                       21,459                     22,585

Total liabilities and shareholders' equity                              $        52,375           $         53,192
                                                                        ================         ==================

               The accompanying notes are an integral part of these consolidated financial statements.


                                                   IMATRON INC.
                                  Condensed Consolidated Statements of Operations
                                 (Amounts in thousands, except per share amounts)
                                                    (Unaudited)

                                                 Three Months Ended                      Six Months Ended
                                                      June 30,                               June 30,
                                          ---------------------------------      ----------------------------------

                                             1997                1996                1997                1996
                                          ------------       --------------      -------------      ---------------

Revenues:
     Product sales                         $    7,931         $      2,226         $   15,722           $    6,017
     Product sale leaseback
       arrangements                                 -                1,774                  -                1,774
     Service                                      940                  821              1,970                1,588
     Development contracts                      1,250                1,250              2,500                2,500
     Clinics                                      538                  292              1,044                  574
                                          ------------       --------------      --------------        ------------


             Total revenues                    10,659                6,363             21,236               12,453
                                          ------------       --------------      -------------      ---------------

Cost of revenues:
     Product sales                              4,698                2,178             10,139                5,371
     Product sale-leaseback
       arrangements                                 -                1,774                  -                1,774
     Service                                      905                  774              1,610                1,472
     Development contracts                      1,250                1,250              2,500                2,500
     Clinics                                      769                  529              1,524                  966
                                          ------------       --------------      -------------      ---------------

              Total cost of revenues            7,622                6,505             15,773               12,083
                                          ------------       --------------      -------------      ---------------

Gross profit                                    3,037                (142)              5,463                  370

Operating expenses:
     Research and development                   1,204                  798              2,126                1,501
     Marketing and sales                        1,691                  898              3,054                1,981
     General and administrative                 1,379                  990              2,490                1,838
                                          ------------       --------------      -------------      ---------------

        Total operating expenses                4,274                2,686              7,670                5,320
                                          ------------       --------------      -------------      ---------------

Total operating loss                          (1,237)              (2,828)            (2,207)              (4,950)

Other income, net                                 358                  110                637                  161
Interest expense                                (148)                (114)              (291)                (234)
                                          ------------       --------------      -------------      ---------------

Net loss                                  $   (1,027)        $     (2,832)       $     (1,861)      $        (5,023)
                                          ============       ==============      =============      ===============

Net loss per common share                 $    (0.01)        $      (0.04)       $     (0.02)       $       (0.07)
                                          ============       ==============      =============      ===============

  Number of shares used in per
   share calculation                           78,370               73,980             78,239           71,546
                                          ============       ==============      =============      ===============


             The accompanying notes are an integral part of these consolidated financial statements.



                                                   IMATRON INC.
                                  Condensed Consolidated Statements of Cash Flows
                                              (Amounts in thousands)
                                                    (Unaudited)

                                                                             Six Months Ended June 30,
                                                                    ---------------------------------------------
                                                                          1997                        1996
                                                                    ------------------           ----------------

Cash flows from operating activities:
   Net loss                                                             $     (1,861)                $   (5,023)


   Adjustments to reconcile net loss
       to net cash used in operating activities:
       Depreciation and amortization                                            1,088                        555
       Amortization of deferred compensation                                       29                          -
       Common stock issued for services                                           158                         74

   Changes in:
       Accounts and notes receivable                                          (4,120)                    (1,175)
       Inventories                                                            (1,215)                      (928)
       Prepaid expenses and deposits                                              835                      (202)
       Other assets                                                                10                       (11)
       Accounts payable                                                         (102)                      (392)
       Other accrued liabilities                                                1,028                         49
       Deferred income                                                          (251)                        403
                                                                    ------------------           ----------------

   Net cash used in operating activities                                      (4,401)                    (6,650)

   Cash flows from investing activities:
       Capital expenditures                                                     (283)                      (835)
       Purchases of marketable securities                                     (6,598)                   (11,501)
       Maturities of marketable securities                                     17,178                      1,013
       Sales of marketable securities                                               -                      1,014
                                                                    ------------------           ----------------

   Net cash provided by / (used in) investing activities                       10,297                   (10,309)
                                                                    ------------------           ----------------

Cash flows from financing activities:
       Payment of obligations under capitalized leases                          (553)                      (319)
       Payment of notes payable                                                     -                      (992)
       Proceeds from issuance of common stock                                     735                     14,922
       Proceeds from issuance of preferred stock of consolidated
         subsidiary                                                                 -                     14,798
                                                                    ------------------           ----------------

Net cash provided by financing activities                                         182                     28,107
                                                                    ------------------           ----------------

Net increase in cash and cash equivalents                                       6,078                     11,148
                                                                    ------------------           ----------------

Cash and cash equivalents, at beginning of the period                          10,862                      7,269
                                                                    ------------------           ----------------

Cash and cash equivalents, at end of the period                         $      16,940                 $   18,417
                                                                    ==================           ================

Supplemental Disclosure of Non cash Investing and Financing Activities:
Deferred compensation of common stock option grant
of consolidated subsidiary                                                       $186                       $143
                                                                    ==================           ================

             The accompanying notes are an integral part of these consolidated financial statements

                                  IMATRON INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1996.

2.        PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Imatron Inc. and its subsidiary HeartScan Imaging, Inc. (HeartScan). All intercompany accounts and transactions have been eliminated in consolidation.

3.        NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) which will be effective for financial statements for periods beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Earlier application is permitted. The Company will make the required reporting of comprehensive income in its consolidated financial statements for the first quarter ending March 31, 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of a Business Enterprise" (SFAS 131) which will be effective for financial statements beginning after December 15, 1997, and establishes standards for disclosures about segments of an enterprise. Earlier application is encouraged. In its consolidated financial statements for the year December 31, 1998, the Company will make the required disclosures.

4.      CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash equivalents consist of liquid instruments purchased with a maturity date of three months or less and money market funds. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has
     classified all purchases of investments as available-for-sale. Available-for-sale securities are carried at amounts which approximate fair value, with unrealized gains and losses reported in a separate component of shareholders' equity if material. Fair values of investments are based on quoted market prices. Short-term investments at June 30, 1997 consist of commercial papers and government securities with at least an A1/P1 credit rating. These funds have virtually no principal risk and have a variable interest rate.

     Realized   gains  and  losses,   and   declines  in  value   judged  to  be
     other-than-temporary are included in other income. The cost of securities sold is based on the specific identification method.

5.       INVENTORIES

     Inventories consist of (in thousands of dollars):
                                                 June 30,      December 31,
                                                   1997            1996
                                                ---------       ----------

          Purchased parts and sub-assemblies
                                                 $ 3,669          $ 2,994
          Service parts                            1,462            1,142
          Work-in-process                          4,180            2,574
          Finished goods                           2,297            3,683
                                                 =======           =======
               TOTAL                              11,608           10,393
                                                 =======          ========

6.       LOSS PER SHARE

     Net loss per common share is computed using the weighted average number of common shares outstanding. Stock options and warrants have not been included in the computation as their effect would have been antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on calculations of basic and fully diluted earnings per share is not expected to be material for the quarters and six month periods ended June 30, 1997 and June 30, 1996.

7.       TRANSACTIONS WITH SIEMENS CORPORATION

     The following table represents the percent of revenues attributable to the development and distribution agreements between the Company and Siemens
     Corporation:
                                    Three months ended    Six months ended
                                        June 30,               June 30,
                                     -----------------   -------------------
                                      1997   1996        1997       1996


          Net product sales           21%      5%         21%          4%
          Service                     26%     17%         26%         16%
          Development contracts      100%    100%        100%        100%

          Total revenues              30%     25%         30%         24%


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

     In April 1997, Imatron and Siemens entered into a service support agreement, whereby the Company will provide customer services for C-150 scanners sold by Siemens. For an agreed-upon amount, Imatron will provide all pre-installation site planning, installation and application support, as well as, warranty and post-warranty services, as a subcontractor to Siemens. Revenues for warranty services are recognized over the life of the contracts while other service revenues are recognized upon completion of work.

8.       JOINT VENTURE

     As of June 30, 1997 Imatron's interest in Imatron Japan, Inc. ("the Joint Venture") is carried in the accompanying condensed consolidated financial statements at no value. The Company has no financial commitments to the Joint Venture and is prepared to abandon its interest. The Company intends to carry this investment at no value until such time as the Joint Venture can demonstrate that it will be able to sustain profitable operations. Once profitable operations are sustained, the Company will account for the Joint Venture investment using the equity method. Summarized financial information for the Joint Venture is not included in the notes to the condensed consolidated financial statements for the period ended or as of June 30, 1997, as such information is not considered material to the operations of Imatron Inc.

     The following table represents the percent of revenues attributable to the Joint Venture:


                               Three months ended     Six months ended
                                   June 30,                June 30,
                             --------------------      ------------------
                                1997      1996         1997        1996
                             ---------  ---------   --------      -------

  Net product sales             18%       36%          18%         63%
  Service                       11%       20%          12%         22%

  Percentage of total revenues  14%       25%          14%         42%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

                  Three months ended June 30, 1997 versus 1996

Total revenues for the second quarter ended June 30, 1997 of $10,659,000 increased $4,296,000 or 68% compared to 1996 revenues of $6,363,000. Net product revenues increased to $7,931,000 in 1997 from $4,000,000 in 1996, which included $1,774,000 under the sale-leaseback arrangements, primarily because of increase in scanner shipments from three in 1996 to five in 1997. Service revenues increased to $940,000 in 1997 from $821,000 in 1996 due to an increase in scanners under service contracts. Development contract revenue is identical in 1996 due to the terms of the three year Memorandum of Understanding entered into with Siemens in March 1995. Clinic revenues related to the HeartScan Imaging, Inc. (HeartScan) increased by 84% to $538,000 in 1997 compared to $292,000 in 1996 as a result of five coronary artery disease risk assessment centers (clinics) operating in 1997 compared to three in 1996.

Total cost of revenues as a percent of revenues for the second quarter of 1997 was lower at 72% as compared with 102% in 1996. Product cost of revenues as a percent of product revenues decreased to 59% in 1997 from 99% in 1996 due to shipment of five scanners with higher realized gross margin compared to three shipments in 1996. Service cost of revenues as a percent of service revenue increased to 96% in 1997 from 94% in 1996 due to startup expenses related to the establishment of a service center in Europe (see Note 6 - Transactions with Siemens Corporation). Development contract revenue and cost of revenue is equal due to the terms of the three year Memorandum of Understanding with Siemens. Clinic costs of revenues as a percent of clinic revenues decreased to 146% in 1997 as compared to 168% in 1996 primarily due to an increase in revenues related to the establishment of additional Heartscan clinics.

Total operating expenses of $4,274,000 increased $1,588,000 or 59% compared to 1996 expenses of $2,686,000. R&D expenses of $1,204,000 increased $406,000 from $798,000 in 1996 due to increases in headcount and materials for new projects being developed. Selling expenses increased to $1,691,000 from $898,000 in 1996 primarily due to higher advertising expenses incurred by HeartScan and expenses related to studies conducted promoting the benefits of the Company's product. Administrative expenses increased $389,000 to $1,379,000 due primarily to increases in HeartScan headcount and bad debt expenses.

                   Six months ended June 30, 1997 versus 1996

Total revenues for the six months ended June 30, 1997 of $21,236,000 increased $8,783,000 or 71% compared to revenues of $12,453,000 for the same period in 1996. Net product revenues increased to $15,722,000 in 1997 from $7,791,000 in 1996, which included $1,774,000 under the sale-leaseback arrangements, due to ten scanners shipped in 1997 compared to five in 1996. Service revenues increased 24% to $1,970,000 in 1997 due to an increase in scanners under service contract. Development contract revenue is identical in 1996 due to the terms of the three year Memorandum of Understanding entered into with Siemens in March 1995. Clinic revenues related to the HeartScan Imaging, Inc. increased to $1,044,000 in 1997 from $574,000 in 1996 as a result of five coronary artery disease risk assessment centers (clinics) operating in 1997 compared to three in 1996.

Total cost of revenues as a percent of revenues for the first six months of 1997 was lower at 74% as compared with 97% in 1996. Product cost of revenues as a percent of product revenues decreased to 64% in 1997 from 92% in 1996 due to shipment of ten scanners with higher realized gross margin compared to five shipments in 1996. Service cost of revenues as a percent of service revenue decreased to 82% in 1997 from 93% in 1996 due to higher service contract revenue partially offset by an increase in startup expenses related to the establishment of a service center in Europe (see Note 6 - Transactions with Siemens Corporation). Development contract revenue and cost of revenue is equal due to the terms of the three year Memorandum of Understanding with Siemens. Clinic costs of revenues as a percent of clinic revenues decreased to 168% in 1997 as compared to 181% in 1996 primarily due to an increase in additional revenues related to the establishment of additional Heartscan clinics.

Total operating expenses of $7,670,000 increased $2,350,000 or 44% compared to 1996 expenses of $5,320,000. R&D expenses of $2,126,000 in 1997 increased $625,000 from $1,501,000 in 1996 due to increases in headcount and materials for new projects. Selling expenses increased to $3,054,000 in 1997 from $1,981,000 in 1996 primarily due to higher advertising expenses incurred by HeartScan and expenses related to studies conducted promoting the benefits of the Company's product. Administrative expenses increased $652,000 to$2,490,000 in 1997 due to increases in HeartScan headcount and bad debt expenses.

Other income increased $476,000 to $637,000 in 1997 due to higher yield in cash investments.


Liquidity and Capital Resources:

At June 30, 1997, working capital decreased to $31,682,000 compared to December 31, 1996 working capital of $33,042,000 primarily as a result of the operating losses sustained by HeartScan amounting to $3,269,000. The current ratio decreased to 4.1:1 at June 30, 1997 from 4.4:1 at December 31, 1996.

The Company's assets decreased to $52,375,000 compared to December 31, 1996 total assets of $53,192,000. Net cash used in operating activities during the first six months of 1997 was $4,401,000 compared to $6,650,000 in 1996. The decrease in cash used in operations were primarily attributable to increases in accounts receivables, as revenues grew 71% in 1997 over the same six month period in 1996.

Cash used in investing activities increased $20,606,000 to $10,297,000 in 1997 as compared to the same six month period in 1996 due to an increase in securities held for sale maturing in three months and less. Key financing activities in the first six months of 1996 included proceeds from a private offering whereby Imatron sold 100,000 shares of HeartScan Series A preferred stock to unaffiliated third parties with realized proceeds of $14,798,000 (net of offering costs). During the same period, the Company also sold 4,500,000 shares of its common stock and issued warrants to purchase common stock, netting proceeds of $11,348,000. Additionally, exercises of stock options, employee stock purchase plan and warrants decreased to $735,000 during the first six month period in 1997 as compared to $3,149,000 during the same period in 1996.

The Company's management believes that the cash, cash equivalents and short-term investments existing at June 30, 1997 and the estimated proceeds from ongoing sales of products and services in 1997 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 1997.

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

Item 4.            Submission of Matters to a vote of Security Holders

                    The Company's Annual Meeting of Shareholders was held on June 30, 1997. At the meeting all existing directors were re-elected. In addition, a proposal to increase the number of authorized shares of common stock from 100 million to 150 million shares was approved. The proposal received 55,353,748 shares for, 4,301,831 against and 439,479 abstentions.

Item 5.            Other Information

                   Not applicable.

Item 6.            Exhibits and Reports on Form 8-K

                   (a)     Exhibits:

                           No. 11  -  Computation of per share earnings.

                           No. 27 -   Financial data schedules

                   (b)     Form 8-K Reports:
                           None filed during the Company's second quarter ended June 30, 1997.


                                                          Exhibit No. 11

                                                           IMATRON INC.
                                             Computation of Net Loss per Common Share
                                           (Amounts in thousands, except per share data)
                                                            (Unaudited)



                                                    Three Months Ended                     Six Months Ended
                                                         June 30,                              June 30,
                                              -------------------------------       -------------------------------
                                                   1997             1996               1997               1996
PRIMARY:
Weighted average common shares

outstanding                                          78,370           73,980             78,239             71,546
                                              --------------     ------------       ------------      -------------

      TOTAL                                          78,370           73,980             78,239             71,546
                                              ==============     ============       ============      =============


Net loss                                      $    (1,027)        $ (2,832)          $ (1,861)          $ (5,023)
                                              ==============     ============       ============      =============

Net loss per common share                      $     (0.01)       $   (0.04)         $   (0.02)         $   (0.07)
                                              ==============      ============       ============      =============




                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 6, 1997


                                  IMATRON INC.
                                  (Registrant)





                                /s/  Gary H. Brooks
                      ------------------------------------
                          Gary H. Brooks Vice President
                             Finance/Administration,
                      Chief Financial Officer and Secretary