Form 10-Q
period 1997-09-30
IMATRON INC
filed 1997-11-14
CIK 720477

FORM 10Q                                                      September 30, 1997





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                              ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.


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

                          Yes X                       No___

At October 14, 1997, 78,608,598 shares of the Registrant's common stock (no par value) were issued and outstanding.


                         Total Number of Pages: 15

                                IMATRON INC.

                             TABLE OF CONTENTS

-------------------------------------------------------------------------------


PART I.    FINANCIAL INFORMATION                                           PAGE


Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -                     3
                  September 30, 1997 (unaudited) and December 31, 1996.


                  Condensed Consolidated Statements of Operations -           4
                  Three and Nine Months Ended
                  September 30, 1997 and 1996 (unaudited).


                  Condensed Consolidated Statements of Cash Flows -           5
                  Nine Months Ended
                  September 30, 1997 and 1996 (unaudited).


                  Notes to Condensed Consolidated Financial                   6
                  Statements (unaudited).



Item 2.           Management's Discussion and Analysis of Financial           9
                  Condition and Results of Operations.



PART II. OTHER INFORMATION                                                   11


SIGNATURES                                                                   13


                                                   IMATRON INC.
                                       Condensed Consolidated Balance Sheets
                                               (Amounts in thousands)

ASSETS:                                                                   September 30,                  December 31,
                                                                             1997                             1996

                                                                          -------------                  -------------
                                                                           (Unaudited)
Current assets


Cash and cash equivalents                                                       $   10,971           $       10,862
     Short-term investments                                                          5,269                   14,171
     Accounts receivable (net of allowance for doubtful   accounts
      of $1,467 at September 30, 1997 and $1,110 at December 31,
      1996):
              Trade accounts receivable                                              8,445                    2,940
              Accounts receivable from affiliate                                     1,954                    2,660
     Inventories                                                                    12,023                   10,393
     Prepaid expenses                                                                  868                    1,659
                                                                       --------------------     --------------------
Total current assets
                                                                                $   39,530            $      42,685

Property and equipment, net                                                          8,816                   10,102
Other assets                                                                         1,214                      405
                                                                       --------------------     --------------------

Total assets                                                                        49,560                   53,192
                                                                       ====================     ====================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities

      Accounts payable                                                          $    2,286             $      2,461
      Other accrued liabilities                                                      5,551                    5,994
      Capital lease obligations - due within one year                                1,203                    1,188
                                                                       --------------------     --------------------
Total current liabilities                                                            9,040                    9,643

Deferred income on sale leaseback transactions                                       1,043                    1,419
Deferred income on service contract                                                    460                        -
Capital lease obligations                                                            3,678                    4,604
                                                                       ---------------------    --------------------

Total liabilities                                                                   14,221                   15,666

Minority interest                                                                   15,129                   14,941

Shareholders' equity:
     Common stock, no par value; authorized-150,000 shares; issued and outstanding - 78,603 shares in 1997 and 77,919 shares in
     1996                                                                           90,345                   89,223
     Deferred compensation                                                           (252)                    (116)
     Additional paid-in capital                                                      1,500                    1,500
     Accumulated deficit                                                          (71,383)                 (68,022)
                                                                       --------------------     --------------------
Total shareholders'  equity                                                         20,210                   22,585
                                                                       --------------------     --------------------

Total liabilities and shareholders' equity
                                                                                $    49,560         $        53,192
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





                                                   IMATRON INC.
                                  Condensed Consolidated Statements of Operations
                                 (Amounts in thousands, except per share amounts)
                                                    (Unaudited)

                                                  Three Months Ended                     Nine Months Ended
                                                     September 30,                         September 30,
                                           ----------------------------------     ---------------------------------

                                                   1997                1996              1997                1996
                                                  ------              -------        ---------              -------
Revenues:
     Product sales                         $       6,869        $      6,376       $   22,591          $    12,393
     Product sale leaseback
     arrangements                                      -                   -                -                1,774
     Service                                       1,466               1,070            3,436                2,658
     Development contracts                         1,250               1,250            3,750                3,750
     Clinics                                         668                 295            1,712                  869
                                           --------------      --------------     ------------      ----------------


             Total revenues                       10,253               8,991           31,489               21,444
                                           --------------      --------------     ------------       --------------

Cost of revenues:
     Product sales                                 4,875               4,649           15,014               10,020
     Product sale-leaseback
       arrangements                                    -                   -                -                1,774
     Service                                       1,056                 827            2,666                2,299
     Development contracts                         1,250               1,250            3,750                3,750
     Clinics                                         811                 545            2,335                1,511
                                           --------------      --------------     ------------       --------------

               Total cost of revenues              7,992               7,271           23,765               19,354
                                           --------------      --------------     ------------       --------------

Gross profit                                       2,261               1,720            7,724                2,090

Operating expenses:
      Research an development                        833                 879            2,959                2,380
      Marketing and sales                          1,639               1,140            4,693                3,121
      General and administrative                   1,294               1,202            3,784                3,040
                                           --------------      --------------     ------------       --------------

                Total operating expenses           3,766               3,221           11,436                8,541
                                           --------------      --------------     ------------       --------------

Total operating loss                             (1,505)             (1,501)          (3,712)              (6,451)

Other income, net                                    139               2,072              776                2,233
Interest expense                                   (134)               (416)            (425)                (650)
                                           --------------      --------------     ------------       --------------

Net loss                                   $     (1,500)        $       155        $   (3,361)         $    (4,868)
                                           ==============      ==============     ============       ==============

Net loss per common share                  $      (0.02)        $     (0.00)       $    (0.04)         $     (0.07)
                                           ==============      ==============     ============       ==============

  Number of shares used in per share
calculation                                       78,574              76,601           78,351               73,359
                                           ==============      ==============     ============       ==============


             The accompanying notes are an integral part of these consolidated financial statements.




                                                   IMATRON INC.
                                  Condensed Consolidated Statements of Cash Flows
                                              (Amounts in thousands)
                                                    (Unaudited)

                                                                                Nine Months Ended September 30,
                                                                        -------------------------------------------
                                                                             1997                      1996
                                                                         -----------------         -----------------
Cash flows from operating activities:
   Net loss                                                              $       (3,361)          $        (4,868)



   Adjustments to reconcile net loss
         to net cash used in operating activities:
       Depreciation and amortization                                               1,681                       918
       Amortization of deferred compensation                                          50                        18
       Common stock issued for services                                              192                       129

   Changes in:
       Accounts receivable                                                       (4,799)                   (2,658)
       Inventories                                                               (1,630)                     (781)
       Prepaid expenses                                                              791                     (109)
       Other assets                                                                (809)                       207
       Accounts payable                                                            (175)                   (1,198)
       Other accrued liabilities                                                      17                     (112)
       Deferred income                                                             (376)                      284
                                                                        -----------------         -----------------

   Net cash used in operating activities                                         (8,419)                   (8,170)

Cash flows from investing activities:
       Capital expenditures                                                        (395)                   (1,501)
       Purchases of marketable securities                                       (23,459)                  (22,036)
       Maturities of marketable securities                                        32,361                     3,068
       Sales of marketable securities                                                  -                     1,015
                                                                        -----------------         -----------------

   Net cash provided by / (used in) investing activities                           8,507                  (19,454)
                                                                        -----------------         -----------------

Cash flows from financing activities:
       Payment of obligations under capitalized leases                             (911)                     (616)
       Payment of notes payable                                                        -                     (992)
       Proceeds from issuance of common stock                                        932                    15,543
       Proceeds from issuance of preferred stock of consolidated
         subsidiary                                                                    -                    14,798
                                                                        -----------------         -----------------

Net cash provided by financing activities                                             21                    28,733
                                                                        -----------------         -----------------

Net increase in cash and cash equivalents                                            109                     1,109
                                                                        -----------------         -----------------

Cash and cash equivalents, at beginning of the period                             10,862                     7,269
                                                                        -----------------         -----------------

Cash and cash equivalents, at end of the period                            $      10,971            $        8,378
                                                                        =================         =================

Supplemental Disclosure of Non cash Investing and Financing Activities:
Deferred compensation of common stock option grant of consolidated
subsidiary                                                                 $        186              $         143

                                                                        =================         =================

              The accompanying notes are an integral part of these consolidated financial statements

                                  IMATRON INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1996.

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

4.   CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash equivalents consist of liquid instruments purchased with a maturity date of three months or less and money market funds. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has
     classified all purchases of investments as available-for-sale. Available-for-sale securities are carried at amounts which approximate fair value, with unrealized gains and losses reported in a separate component of shareholders' equity if material. Fair values of investments are based on quoted market prices. Short-term investments at September 30, 1997 consist of commercial papers and government securities with at least an AI / PI credit rating. These funds have virtually no principal risk and have a variable interest rate.

     Realized   gains  and  losses,   and   declines  in  value   judged  to  be
     other-than-temporary are included in other income. The cost of securities sold is based on the specific identification method.

5.   INVENTORIES

  Inventories consist of (in thousands of dollars):

                                           September 30,           December 31,
                                                1997                  1996
                                         -----------------      ----------------


  Purchased parts and sub-assemblies         $       3,084         $       2,994
  Service parts                                      1,270                 1,142
  Work-in-process                                    4,520                 2,574
  Finished goods                                     3,149                 3,683
                                         =================      ================
       TOTAL                                 $      12,023         $      10,393
                                         =================      ================


6.   LOSS PER SHARE

     Net loss per common share is computed using the weighted average number of common shares outstanding. Stock options and warrants have not been included in the computation as their effect would have been antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on calculations of basic and fully diluted earnings per share is not expected to be material for the quarters and nine month periods ended September 30, 1997 and September 30, 1996.

7.  TRANSACTIONS  WITH SIEMENS CORPORATION

     The following table represents the percent of revenues attributable to the development and distribution agreements between the Company and Siemens
     Corporation:

                                         Three months ended   Nine months ended
                                            September 30,         September 30,
                                         -----------------    -----------------
                                         1997         1996     1997       1996
                                        -----        -----    -----       -----

     Net product sales                    12%           -       18%          2%
     Service                              46%          22%      34%         18%
     Development contracts               100%         100%     100%        100%

     Total revenues                       27%          17%      29%         21%

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

     In April 1997, Imatron and Siemens entered into a service support agreement, whereby the Company will provide customer services for C-150 scanners sold by Siemens. For an agreed-upon amount, Imatron will provide all pre-installation site planning, installation and application support, as well as, warranty and post-warranty services, as a subcontractor to Siemen's. Revenues for warranty services are recognized over the life of the contracts while other service revenues are recognized upon completion of work.

8.   JOINT VENTURE

     As of September 30, 1997 Imatron's interest in Imatron Japan, Inc. ("the Joint Venture") is carried in the accompanying condensed consolidated financial statements at no value. The Company has no financial commitments to the Joint Venture and is prepared to abandon its interest. The Company intends to carry this investment at no value until such time as the Joint Venture can demonstrate that it will be able to sustain profitable operations. Once profitable operations are sustained, the Company will account for the Joint Venture investment using the equity method. Summarized financial information for the Joint Venture is not included in the notes to the condensed consolidated financial statements for the period ended or as of September 30, 1997, as such information is not considered material to the operations of Imatron Inc.

     The following table represents the percent of revenues attributable to the Joint Venture:


                                     Three months ended       Nine months ended
                                        September 30,            September 30,
                                   ----------------------    -------------------
                                    1997            1996      1997         1996
                                   -------        -------    -------     -------

   Net product sales                   20%            36%        19%         63%
   Service                              9%            20%        11%         22%

   Percentage of total revenues        15%            25%        14%         42%




9.        DEVELOPMENT AGREEMENT WITH TERARECON INC.

     On July 22, 1997, the Company and TeraRecon Inc. entered into a development agreement whereby TeraRecon will provide Imatron with a real-time image reconstruction system for use in conjuction with Imatron's Ultrafast CT scanner. Upon completion and when delivered, the RTR-2000 system will be exclusive to Imatron's Ultrafast CT scanner and will expand its current applications to include new three-dimensional, CT flurography or real-time viewing of computerized tomography (CT) images.

     In consideration for the successful development and delivery of RTR-2000 systems, the Company has agreed to issue an aggregate of 6 million warrants to purchase the Company's Common Stock at $4.50 per share. The warrants will be issued in installments based on TeraRecon achieving certain milestones in connection with the development of image reconstruction systems. In addition, TeraRecon has agreed to pay the Company an aggregate of $2 million for 4 million of the warrants and to make royalty payments to Imatron equal to 3% of net sales of certain RTR-2000 systems sold to third parties.

10.  INCREASE IN AUTHORIZED COMMON STOCK

     On July 7, 1997 the Company filed an amendment to its Certificate of Incoporation. The amendment which was approved by the Board of Directors on April 30, 1997 and by the shareholders at the annual meeting on June 30, 1997, increases the number of authorized shares of the Company's Common Stock from 100 million shares to 150 million.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations:

                Three months ended September 30, 1997 versus 1996

     Total revenues for the third quarter ended September 30, 1997 of $10,253,000 increased $1,262,000 or 14% compared to 1996 revenues of $8,991,000. Net product revenues of $6,869,000 remained relatively unchanged in 1997 as compared to $6,376,000 in 1996 due to shipment of four scanners in both years. Service revenues increased to $1,466,000 in 1997 from $1,070,000 in 1996 due to an increase in scanners under service contracts. The increase primarily resulted from the service support agreement entered into with Siemens (see Note 6 - Transactions with Siemens Corporation). Development contract revenue of $1,250,000 is identical in 1996 due to the terms of the three year Memorandum of Understanding entered into with Siemens in March 1995. Clinic revenues related to the HeartScan Imaging, Inc. (HeartScan) increased by 126% to $668,000 in 1997 compared to $295,000 in 1996 as a result of higher load of revenue scans per clinic and increase in number of coronary artery disease risk assessment centers (clinics). There were five clinics operating in 1997 as compared to three in 1996.

     Total cost of revenues as a percent of revenues for the third quarter of 1997 was lower at 78% as compared with 81% in 1996. Product cost of revenues as a percent of product remained relatively unchanged in 1997 at 71% as compared to 73% in 1996 due to shipment of four scanners in 1997 and 1996. Service cost of revenues as a percent of service revenue decreased to 72% in 1997 from 77% in 1996 due to increase in scanners under service contracts partially offset by startup expenses incurred related to the establishment of a service center in Europe (see Note 6 - Transactions with Siemens Corporation). Development contract revenue and cost of revenue is equal due to the terms of the three year Memorandum of Understanding with Siemens. Clinic costs of revenues as a percent of clinic revenues decreased to 121% in 1997 as compared to 185% in 1996 primarily due to an increase in revenues related to the establishment of additional Heartscan clinics.

     Total operating expenses of $3,766,000 increased $545,000 or 17% compared to 1996 expenses of $3,221,000. R&D expenses of $833,000 slightly decreased from $879,000 in 1996 due to reduced prototype expenses used for product development. Selling expenses increased to $1,639,000 from $1,140,000 in 1996 primarily due to higher advertising expenses incurred by HeartScan and expenses related to studies conducted promoting the benefits of the Company's product. Administrative expenses increased to $1,294,000 from $1,202,000 in 1996 due primarily to increase in HeartScan bad debt expense.



               Nine months ended September 30, 1997 versus 1996

     Total revenues for the nine months ended September 30, 1997 of $31,489,000 increased $10,045,000 or 47% compared to revenues of $21,444,000 for the same period in 1996. Net product revenues increased to $22,591,000 in 1997 from $14,167,000 in 1996, which included $1,774,000 under the sale-leaseback arrangements, due to fourteen scanners shipped in 1997 compared to nine in 1996. Service revenues increased 29% to $3,436,000 in 1997 due to an increase in scanners under service contracts. Development contract revenue of $3,750,000 is identical in 1996 due to the terms of the three year Memorandum of Understanding entered into with Siemens in March 1995. Clinic revenues related to the HeartScan Imaging, Inc. increased to $1,712,000 in 1997 from $869,000 in 1996 as a result of five clinics operating in 1997 compared to three in 1996.

     Total cost of revenues as a percent of revenues for the first nine months of 1997 was lower at 75% as compared with 90% in 1996. Product cost of revenues as a percent of product revenues decreased to 66% in 1997 from 83% in 1996 due to shipment of fourteen scanners with higher realized gross margin compared to nine shipments in 1996. Service cost of revenues as a percent of service revenue decreased to 78% in 1997 from 86% in 1996 due to higher service contract revenue partially offset by an increase in startup expenses related to the establishment of a service center in Europe (see
     Note 6 Transactions with Siemens Corporation). Development contract revenue and cost of revenue is equal due to the terms of the three year Memorandum of Understanding with Siemens. Clinic costs of revenues as a percent of clinic revenues decreased to 136% in 1997 as compared to 174% in 1996 primarily due to an increase in load of revenue scans and establishment of additional Heartscan clinics.

     Total operating expenses of $11,436,000 increased $2,895,000 or 34% compared to 1996 expenses of $8,541,000. R&D expenses of $2,959,000 in 1997 increased $579,000 from $2,380,000 in 1996 due to increases in headcount and materials for new projects. Selling expenses increased to $4,693,000 in 1997 from $3,121,000 in 1996 primarily due to higher advertising expenses incurred by HeartScan and expenses related to studies conducted promoting the benefits of the Company's product. Administrative expenses increased $744,000 to $3,784,000 in 1997 from $3,040,000 in 1996 due to increases in
     HeartScan headcount and bad debt expenses.

     Other income decreased to $776,000 in 1997 from $2,233,000 during the same period in 1996. In the prior year, the Company sold 59,090 shares of Invision Technologies common stock at $30.00 per share for a gain of $1,756,000.

     Liquidity and Capital Resources:

     At September 30, 1997, working capital decreased to $30,490,000 compared to December 31, 1996 working capital of $33,042,000 primarily as a result of the operating losses sustained by HeartScan amounting to $4,790,000 partially offset by net income generated by Imatron amounting to $1,429,000. The current ratio remained consistent at 4.4:1 for the periods ending September 30, 1997 and December 31, 1996.

     The Company's assets decreased to $49,560,000 compared to December 31, 1996 total assets of $53,192,000. Net cash used in operating activities during the nine months ended September 30, 1997 was $8,419,000 compared to $8,170,000 in 1996. The increase in cash used in operations stems from the Company's growth in revenues by 47% and related increases in accounts receivables and inventories.

     Cash provided by investing activities increased $27,961,000 to $8,507,000 in 1997 as compared to the same nine month period in 1996 due to an increase in securities held for sale maturing in three months and less. Key financing activities in the first nine months of 1996 included proceeds from a private offering whereby Imatron sold 100,000 shares of HeartScan Series A preferred stock to unaffiliated third parties with realized proceeds of $14,798,000 (net of offering costs). During the same period, the Company also sold 4,500,000 shares of its common stock and issued warrants to purchase common stock, netting proceeds of $11,348,000. Additionally, exercises of stock options, employee stock purchase plan and warrants decreased to $929,000 during the first nine month period in 1997 as compared to $15,543,000 during the same period in 1996.

     The Company's management believes that the cash, cash equivalents and short-term investments existing at September 30, 1997 and the estimated proceeds from ongoing sales of products and services in 1997 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 1997.

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

Item 4.   Submission of Matters to a vote of Security Holders

          The Company's Annual Meeting of Shareholders was held on June 30, 1997. At the meeting all existing directors were re-elected. In addition, a proposal to increase the number of authorized shares of common stock from 100 million to 150 million shares was approved. The proposal received 55,353,748 shares for, 4,301,831 against and 439,479 abstained.

Item 5.   Other Information
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits:

                  No. 11  -  Computation of per share earnings

                  No. 27 -   Financial data schedules

          (b)     Form 8-K Reports:

                  Item 4 - Changes in Registrant's certifying accountants filed on July 2, 1997

                  Item 5 - Increase in authorized common stock filed on July 16, 1997

                  Item 5 - Development agreement with TeraRecon Inc. filed on August 5, 1997

                                 Exhibit No. 11

                                  IMATRON INC.
                    Computation of Net Loss per Common Share
                  (Amounts in thousands, except per share data)
                                   (Unaudited)



                               Three Months Ended             Nine Months Ended
                                 September 30,                  September 30,
                              -------------------          ---------------------
                                 1997        1996          1997           1996
PRIMARY:

Weighted average common shares
outstanding                      78,574      76,601         78,351       73,359
                                ---------  ---------     ----------    ---------

      TOTAL                      78,574     76,601         78,351        73,359
                                =========  =========     ==========     =======


Net loss                        $ (1,500)   $  155      $  (3,361)     $ (4,868)
                                ========   ========     ==========     =========

Net loss per common share       $ (0.02)    $ 0.00     $  (0.04)      $  (0.07)
                                =========  ========    ===========     =========

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 1997


                                        IMATRON INC.
                                        (Registrant)



                                      /s/ Gary H. Brooks
                                     ----------------------------------
                                     Gary H. Brooks
                                     Vice President, Finance/Administration,
                                     Chief Financial Officer and Secretary