Form 10-K
period 1997-12-31
IMATRON INC
filed 1998-04-16
CIK 720477

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K



                                  ANNUAL REPORT
     PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         Commission file number 0-12405




                                [GRAPHIC OMITTED]




                            a New Jersey Corporation
                               I.D. No. 94-2880078
              389 Oyster Point Blvd, South San Francisco, CA 94080
                            Telephone (650) 583-9964


Securities Registered Pursuant to Section 12 (6) of the Act: : NONE Securities Registered Pursuant to Section 12 (9) of the Act: : COMMON STOCK, WITHOUT PAR VALUE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                          Yes ____x__      No_________

The aggregate market value of the voting stock (which is the outstanding Common Stock) of the Registrant held by non-affiliates thereof, based upon the closing sale price of the Common Stock on February 2, 1998, on the Nasdaq National Market System ($2.47 per share) was approximately $190,248,556. For the purpose of the foregoing computation, only the directors and executive officers of the Registrant were deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 2, 1998, Registrant had 78,926,522 outstanding shares of Common Stock, no par value, which is the only class of shares publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Registrant's 1998 Annual Meeting of Shareholders, to be filed with the Commission on, or before 120 days after the end of the 1997 fiscal year, are incorporated by reference into Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( ).



THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DESCRIBED IN ANY SUCH FORWARD LOOKING STATEMENTS. RISKS INHERENT IN IMATRON'S BUSINESS AND FACTORS THAT COULD CAUSE OR CONTIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THE CONSIDERATIONS SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANYALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENTS.

                       SECURITIES AND EXCHANGE COMMISSION



                                     PART I

                               ITEM 1 - BUSINESS

                                     GENERAL

Imatron Inc. ("Imatron" or the "Company"), a New Jersey corporation incorporated in 1983, is a technology-based company principally engaged in the business of designing, manufacturing and marketing a high performance computed tomography ("CT") scanner. This scanner uses Electron Beam Tomography ("EBT") technology based on a scanning electron beam. The scanner is used in large and midsize hospitals and free-standing imaging clinics. In addition to providing service, parts and maintenance to hospitals and clinics that operate its scanners, the Company also offers its service capability to other manufacturers of high tech medical equipment.

HeartScan Imaging, Inc. ("HeartScan"), incorporated in Delaware in 1993, is a diagnostic services subsidiary of the Company. After completion of a private placement that raised $14,798,000 in net proceeds in July 1996 and the exercise of certain incentive stock options by HeartScan and Imatron management team members at December 1997, Imatron has a 49.3% interest in HeartScan which Imatron has fully consolidated for financial reporting purposes as a result of certain exchange provisions included in the private placement agreement. HeartScan offers coronary artery scanning ("CAS") and Coronary Artery Disease ("CAD") risk assessment services through its five centers in South San
Francisco, California; Seattle, Washington; Houston, Texas; Pittsburgh, Pennsylvania; and Washington D.C.. HeartScan is engaged in developing marketing programs and promotional materials; supporting cost benefit analysis and clinical applications development; leading negotiations with third party payers and managed care organizations in order to achieve profitable operations at HeartScan centers and to demonstrate the commercial viability of coronary artery scanning for the benefit of users and potential purchasers of Imatron Ultrafast CT scanners.


                              PRODUCT AND SERVICES
                                  ULTRAFAST CT

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

The Imatron Ultrafast CT scanner design differs from conventional CT scanners in two important ways. First, the mechanically rotating x-ray tube technology of conventional CT scanners is replaced by a high power electron gun that generates a focused, high-intensity electron beam which is steered along stationary target rings to produce a rotating fan-shaped x-ray beam. This patented electron beam technology permits significantly faster scanning speeds. The Company's scanner can acquire CT images at a rate of 50 to 100 milliseconds per slice in contrast to conventional CT scanners that require between 0.7 and 3 seconds per slice to acquire an image. Second, the Imatron Ultrafast CT permits rapid scanning of multiple contiguous images without moving the patient. With these features, the Ultrafast CT scanner can perform stop-action or dynamic studies of the heart and various other organs, contributing to the scanner's usefulness for both diagnostic imaging and functional evaluation.

The Ultrafast CT scanner can be operated in three scanning modes: Single Slice mode, MultiSlice mode and Continuous Volume Scanning mode. The Single Slice mode can acquire up to 140 images per acquisition and can be timed to the heart cycle with ECG triggering. This mode employs scan times from 100 milliseconds to 2 seconds as compared to 0.7 to 3 second exposure times of conventional CT scanners. The Multi-Slice mode incorporates scan times of 50 milliseconds and can acquire up to 180 images in 6 seconds. This mode can also be timed over the cardiac cycle with ECG triggering. The Continuous Volume Scanning mode can acquire up to 140 images in 15 seconds, outperforming spiral or helical scanning modes on conventional CT scanners. Advantages include excellent slice registration for 3D reconstruction, respiratory motion-free pulmonary imaging, pediatric scanning, trauma, IV contrast reduction, and increased patient throughput.

PRODUCT DEVELOPMENT

In December 1996, the Company completed its version 12.3 software which more than tripled the image acquisition capability on the Company's C-150 model Ultrafast CT scanner. Furthermore, improvements were made in image reconstruction algorithms, ECG triggering capabilities, and Continuous Volume Scanning modes. After completion of Beta testing in early 1997, version 12.3 software became available for sale.

In addition, the Company began marketing its new workstation, the Ultra Access, which increases the functionality and flexibility of cross-sectional scanning when connected to the Ultrafast CT. Images can now be viewed in 2D, 3D, Maximum Intensity Projections and real-time Multi-planar reformatting. This workstation can also perform auto filming, auto archiving and DICOM (digital imaging and communications in medicine) transfer. The Company believes that this multi-tasking feature, along with superior image display and manipulation capabilities, creates a workstation which will provide the user with increased capacity to process, view, manipulate, and store the data produced by the Ultrafast CT scanner.

In October 1997, the Company received the 510(K) market clearance from the Federal Food and Drug Administration ("FDA") for cardiac specific applications included on the UltraAccess workstation. These applications include 3-D "Calcium Scoring" and cardiac perfusion. In November 1997 the Company received 510(K) market clearance from the FDA for its new 3456 Channel Dual Slice Detector Array C-150 Ultrafast CT scanner.

MARKETS

The Company sells its Ultrafast CT scanner in the diagnostic medical imaging market. This market includes several different modalities such as CT, ultrasound, nuclear medicine, digital subtraction angiography, and magnetic resonance imaging. These imaging modalities are based upon the ability of x-rays, sound waves, gamma rays, or magnetic fields to penetrate human tissue and be detected by electronic devices for image presentation on a video monitor. In some cases, these imaging modalities compete with one another for the same type of procedure.

All of these systems have been evaluated in the diagnosis of cardiac diseases, but the extent of application of several is limited due to image degradation, artifacts, and distortions arising from the heart's motion as it beats at a frequency greater than the scanning speed of these systems. The fast speed of the Ultrafast CT allows it to "freeze" the motion of the beating heart in order to image and quantify small calcium deposits in the coronary arteries. The images that result are sharp and free of motion related artifacts. This procedure for measuring coronary artery calcification is known as the coronary artery scan ("CAS").

Cardiovascular disease is the number one cause of death in the United States accounting for more than 950,000 deaths annually. Of these deaths, coronary heart disease accounts for approximately 500,000 deaths. Of particular importance is the fact that in approximately 150,000 cases annually, the first, last and only symptom of coronary heart disease is a fatal heart attack. The Company believes that this widespread incidence of coronary heart disease in the United States, coupled with the fact that a large number of asymptomatic individuals (650,000) experience heart attacks each year, indicates a clear need for a safe and effective screening test for the earliest stages of coronary heart disease. The correlation between calcium in the coronary arteries, atherosclerosis, and myocardial infraction (heart attack) has been known since the 1950's. By the mid-1960's, selective coronary angiography was introduced and soon became routine. Since that time, coronary angiography, which demonstrates narrowing or occlusion of the coronary arteries, has become the "gold standard" for positive identification of coronary artery disease. Abnormal results from screening tests, such as exercise electrocardiography ("ECG"), thallium stress nuclear medicine and stress echocardiography are commonly used as an indication for coronary angiography. These tests produce a significant percentage of false abnormal results such that as many as twenty-five to thirty-five percent of the coronary angiograms conducted are deemed to be normal. Since coronary angiography is both expensive and invasive, the patient in these cases is unnecessarily exposed to some risk of morbidity, or even death, as well as a significant radiation dose. In addition, statistics indicate that some patients die suddenly after receiving a "normal" stress ECG study and are then found, upon autopsy, to have had significant coronary artery disease. The Company believes these statistics illustrate the inadequate predictive value of the standard, noninvasive screening tests for diagnosing coronary artery disease.

The Company further believes that research demonstrates CAS has the potential to accurately identify those people who are developing early coronary artery disease. CAS can then serve as a feedback mechanism to monitor the treatment of those with early coronary artery disease, a disease which may slow, stop, or even regress in response to treatment. Until now, the only way to directly determine the effect of life-style modification and lipid-lowering pharmacologic treatment on coronary artery disease was to perform repeated invasive coronary angiography or intravascular ultrasound.

For those patients in whom CAS detects advanced coronary artery disease, intervention may help prevent a crippling heart attack or sudden death. The CAS test also has great potential for reducing the costs associated with the unnecessary treatment of those who have coronary risk factors, but show no sign of coronary artery disease. It is estimated that thirty to thirty-five percent of people with elevated cholesterol levels do not develop coronary artery disease. Since there has not been, until the advent of the Ultrafast CT scanner, a method to find those who are beginning to develop coronary disease, everyone with a high cholesterol reading has been treated as if they will develop the disease. The Company believes that CAS is a powerful and cost-effective method for detecting, or ruling out coronary artery disease and represents a unique market. Currently, only the Ultrafast CT scanner can provide the necessary technological capability to address these clinical application requirements. Notwithstanding the foregoing, to date, CAS has not been broadly accepted as a method of identifying coronary artery disease, and there is no assurance that a significant market will develop for this procedure.

Imatron believes that possible factors affecting the demand for CT products include, among others, potential customers' budgetary constraints including those imposed by government regulation, changes in the reimbursement policies of the government and third party insurers, replacement of older equipment, advancements in technology, and the introduction of new medical procedures.

CUSTOMER SERVICE

The Company and its distributors provide installation, customer service, and warranty service to their respective customers. Imatron provides warranty on the Ultrafast CT scanner during the 12 month period following installation. In addition, the Company provides other product support services, including a telephone hotline for customer inquiries, product enhancements and maintenance releases. The Company also offers training at customers' locations and the Company's facilities to both end-users and distributors.

In  1997,  Imatron  expanded  its  service  business  to  include  installation, warranty, repair, training and support services to other manufacturers of high tech medical equipment. In conjunction with this transaction, Imatron entered into a two-year service support agreement in February 1998, with AccuImage Diagnostics, to provide worldwide customer support service for its Three-Dimensional Volume Visualization Workstation.

The Company maintains a customer support center in South San Francisco California and field service forces in United States, Europe and Asia for its service business. Together with its distributors, the Company services over 87 installed systems worldwide including approximately 20 systems manufactured by vendors other than Imatron. The Company generates service revenues under service contracts with Imatron and non-Imatron customers, providing service on a contract and time and material bases to such customers after the warranty period.


CORONARY ARTERY SCANNING - HEARTSCAN IMAGING, INC.

In 1993, the Company organized HeartScan Imaging, Inc. as a wholly-owned subsidiary. During that year, HeartScan opened a CAS pilot facility at the Company's headquarters in South San Francisco, California. The principal purposes of the facility are to test market a variety of consumer advertising and professional education programs, software developments for the Company's scanner, and serve as a corporate demonstration site for the Company's products and services.

The services of such centers are being marketed to physicians, insurers, employers and directly to the public. As of December 31, 1997, five CAD risk assessment centers were owned and operated by HeartScan.

The success of HeartScan's CAD risk assessment centers depends on a number of factors including, but not limited to, the ability to obtain and operate in compliance with appropriate licensing from applicable regulatory authorities; to develop working relationships with local groups of cardiologists; to educate patients, referring physicians and third party payers about the benefits of the CAS and HeartScan's centers; and to successfully manage the operations of the centers. HeartScan anticipates negative cash flow and substantial operating losses during the next several years of its operation; there is no certainty that HeartScan can operate profitably.

In June 1996, Imatron completed a private offering whereby Imatron sold 100,000 shares of HeartScan Series A preferred stock to unaffiliated third parties at $160.00 per share with realized proceeds of $14,798,000 (net of offering costs). The sale of such shares, together with the exercise of certain incentive stock options by members of the HeartScan and Imatron management team, reduced Imatron's control in HeartScan to 49.3% as of December 31, 1997. Imatron's controlling interest of 49.3% in HeartScan is comprised of its ownership of 100,000 shares of HeartScan Series B Preferred Shares on an as converted basis plus 41,155 common shares of two individuals from HeartScan who are also working for Imatron. The 50.7% held by investors outside of Imatron is calculated on the basis of 100,000 shares of HeartScan Series A Preferred Stock outstanding on an as converted basis plus the 70,312 common shares of HeartScan's President who is not an employee of Imatron.

The HeartScan Series A Preferred Stock may be exchanged at the sole option of the holder into Imatron common stock at an exchange price of $5.00 per share until the earlier of a) a two year period following closing of the Preferred Stock offering (June 26, 1996) ; or b) a HeartScan initial public offering. If there is no initial public offering within 24 months of the Preferred Stock closing, holders may convert the HeartScan Series A Preferred Stock into Imatron common stock at a conversion price equal to the greater of $1.50 per share or a 27% discount from the weighted average closing price of Imatron common stock for the 90 day period immediately preceding 24 months of the Preferred Stock closing and each date that is 3 months thereafter to and including the 48th month following the Preferred Stock closing. The quoted closing price of Imatron's common stock at the date of the closing of the HeartScan Series A Preferred Stock offering was $5.75 (See Notes 1, 7 and 12 to the Notes to the Consolidated Financial Statements).

HeartScan believes the net proceeds from the private offering, together with lease and debt financing, will enable it to support its existing centers. In addition, a portion of the funds will be used to develop a program to heighten public awareness of the value of coronary artery scanning and support and expand collaborative research to develop and further refine potential new tests that could be offered at HeartScan centers. To satisfy HeartScan's future capital and operating requirements, additional financing may be required. There is no certainty that HeartScan will, in the future, be able to sell its securities privately or in a registered public offering. If additional future public or private financing is required by HeartScan, Imatron may experience dilution of its current ownership position in HeartScan, along with other holders of HeartScan's securities. If such financing cannot be obtained, HeartScan may not be able to complete its business plan and may seek to sell some or all of its assets, or to merge with another company.

HeartScan is dependent on Imatron for the scanners used in its CAD risk assessment centers. HeartScan does not believe there are any other machines which can accomplish the same tests. In the event that Imatron, for any reason, should cease manufacturing such equipment, HeartScan would be unable to complete its business plan. HeartScan's competitors are clinics and hospitals using either Ultrafast CT scanners or advanced conventional CT scanners for coronary artery screening. In order to compete successfully against these competitors, it must develop a good working relationship with cardiologists and educate the public and health insurance companies about the benefits of coronary artery screening tests, as opposed to other testing modalities with respect to accuracy, cost, time, and degree of invasiveness.

HeartScan's 1998 objectives include, but are not limited to, improved operating results, re-deployment of non-productive assets, development and implementation of marketing programs and negotiations with third party payers and managed care organization for coverage of coronary artery scanning. HeartScan does not plan to develop any additional centers in the United States during 1998. However,

HeartScan does plan to develop 3-4 joint venture projects in Europe during 1998. HeartScan may seek to merge with or develop a joint venture relationship with other companies either currently offering CAD risk assessment services or desiring to enter the business.

Based on Imatron's entry April 1, 1998 into the direct sales of its Ultrafast CT scanner in the United States and Europe, the company plans to carefully evaluate and monitor the price of HeartScan in supporting the sale of Ultrafast CT scanners in these markets.

RESEARCH AND DEVELOPMENT CONTRACTS

In March 1991, the Company entered into an agreement with Siemens Corporation ("Siemens") which included a Development Agreement (see "Transactions With Siemens Corporation" below). Pursuant to the Development Agreement, the Company and Siemens pursued the joint development of certain EBT technology products partially funded by Siemens. Upon successful conclusion of the development of such products, Siemens had the sole right to manufacture the products. Upon the termination of the 1991 Basic Agreement, all the developed technology reverted back to Imatron as per the contract. The Company recognized $0, $1,753,000 and $5,013,000 of revenue under this Development Agreement in 1996,1995, and 1994, respectively.

On March 31, 1995, the Company and Siemens entered into a new agreement (the "Memorandum of Understanding") pursuant to which the parties agreed to terminate the existing Development Agreement and substitute in its place a new collaborative research agreement. Under the new collaborative research agreement, the parties agreed to jointly conduct research and development over a three year period directed toward certain improvements and enhancements to the Company's C150 product. Siemens agreed to fund an aggregate of $15 million of Imatron-managed research and development for a three year period beginning April 1, 1995, subject to addressing mutually agreed upon goals and objectives. No milestones or other performance related results are tied to the payment of funds by Siemens. Pursuant to the funding, Imatron has contributed a portion equal to no less than fifty percent of Siemens' contribution for the sole purpose of conducting the collaborative research. Siemens has the right to audit the joint development program and has done so. The primary goals of the research and development program are to develop and enhance the Ultrafast CT scanner system performance, increase product reliability, reduce manufacturing costs, and improve system upgradability. The results of the collaborative research are jointly owned by the parties and cross-licensed. The Company is recognizing equal amount of revenue and cost of sales ratably over the three year period as its commitment to perform research and development under the agreement is being incurred ratably over the same period. The Company recognized $5,000,000, $5,000,000 and $3,884,000 of revenue under the collaborative agreement in 1997, 1996, and 1995, respectively.

Imatron and Siemens intend to continue their close relationship after the Memorandum of Understanding expires in March 31, 1998. Imatron has granted to Siemens a right of first refusal to collaborate or work with Imatron on any future research and development of new technologies or new products with respect to EBT/CT medical imaging products proposed to be pursued by Imatron.

On July 22, 1997, the Company and TeraRecon, Inc., a privately-held company engaged in the design of high-speed image processing devices for medical imaging systems, entered into a development agreement. The agreement calls for the delivery by TeraRecon to Imatron of a real-time image reconstruction system for use in conjunction with Imatron's Ultrafast CT scanner. Upon completion of prototypes and when delivered, the TeraRecon RTR-2000 system will be exclusive to Imatron's Ultrafast CT scanner and will expand the Ultrafast CT scanner's current applications to include, CT fluorography, real-time viewing of CT images, CT guidance of minimally invasive surgical procedures and timings of contrast studies.

In consideration for the successful development and delivery of RTR-2000 systems, the Company has agreed to issue an aggregate of 6,000,000 warrants to purchase the Company's Common Stock at $4.50 per share. The warrants will be issued in installments based on TeraRecon achieving certain milestones in connection with the development of image reconstruction system. In addition, TeraRecon has agreed to pay Imatron an aggregate of $2,000,000 for 4,000,000 of the 6,000,000 warrants and to make royalty payments to Imatron equal to 3% of net sales of certain RTR-2000 systems sold to third parties.

As of October 21, 1997, the Company has issued a total of 3,000,000 warrants to TeraRecon upon the successful delivery of 4 Prototype I units. Pursuant to the development agreement, TeraRecon paid the Company $1,000,000 for the warrant to purchase 2,000,000 shares of the Company's common stock at $4.50 per share.

                                    MARKETING

The Company's Ultrafast CT scanners are utilized by a variety of customers including large teaching and research hospitals, medium-size hospitals, and imaging clinics.

The Company sells its Ultrafast CT scanner directly and through distributors. The Company has, or had, the following distribution arrangements:

UNITED STATES, CANADA, AND EUROPE

In April 1995, pursuant to the Memorandum of Understanding above, the Company entered into an agreement with Siemens giving Siemens the exclusive right to distribute the Company's C-150 scanner in the United States, Canada, Europe and India (see "Transactions With Siemens Corporation" below). As of April 1, 1998, Imatron will take back exclusivity rights and assume worldwide distribution for its scanners. Siemens purchased seven, two, and one C-150 scanners in 1997, 1996, and 1995, respectively.

JAPAN

Beginning in 1986, Mitsui & Co., Ltd. ("Mitsui") was the distributor of the Company's products in Japan, either directly or through a third-party distributor. On December 10, 1993, Imatron entered into two agreements with Mitsui that became effective in January 1994: the Settlement Agreement and the Transition Agreement. Pursuant to these agreements, Mitsui agreed to pay Imatron $1.5 million in consideration of Imatron's agreement to relieve Mitsui of its obligation to purchase additional Ultrafast CT scanners. Imatron agreed to purchase certain Ultrafast CT scanner inventory from Mitsui and to undertake all service and warranty responsibility for Ultrafast CT scanners installed in Japan. Imatron further agreed to complete certain sales contracts currently in place between Mitsui and various end users in Japan.

On January 7, 1994, Imatron entered into a Joint Company Agreement with Tobu Land System Company and Kino Corporation pursuant to which a joint venture company was established to market, sell, install and service Imatron Ultrafast CT scanners. The joint venture was designated as Imatron Japan, Inc. and is owned by Tobu Land System Company, Kino Corporation and Imatron in increments of 51%, 25% and 24% respectively.

On  February  3,  1994,   Imatron  and  Imatron  Japan,   Inc.  entered  into  a
Distributorship Agreement pursuant to which Imatron Japan, Inc. has been appointed as Imatron's exclusive Distributor in Japan. Imatron Japan, Inc. took delivery of three, five, and five C-150 Ultrafast CT scanner systems from Imatron in 1997, 1996, and 1995, respectively. Imatron Japan, Inc. also purchased two refurbished Ultrafast CT systems in 1995. These units, paid for by irrevocable letters of credit, are without a right-of-return provision and have no special arrangements. In connection with these sales, the Company paid $130,000 in commissions for each new C-150 Ultrafast CT scanner sold to Imatron Japan, Inc. through 1996. From 1997 onwards, these commissions were reduced to $60,000 per each new machine sold. Imatron Japan, Inc. has ordered five additional Ultrafast CT scanner systems for delivery in 1998 with an option to purchase three additional systems.

RELIANCE ON DISTRIBUTORS

Historically, a substantial portion of the Company's sales of its scanners is done through distributors. There is no assurance that the Company's distributors will actually meet their contractual minimum obligations on a timely basis. Failure by the distributors to meet their obligations could adversely affect the Company's operations and financial position.

SALES INFORMATION

The scanner sales price varies depending on the customer requirements. In particular, sales to Siemens, Imatron Japan, Inc. and third-party leasing companies have a lower gross margin than sales to other third parties. The sales price includes installation by field service personnel, system check and certification, customer applications training, and a 12-month warranty. In addition, local taxes and import duties may be added. This price, which is significantly higher than that of conventional CT scanners, may serve to limit sales of the Company's scanner to larger hospitals and medical imaging clinics that are able to generate a higher than average patient volume to offset the higher cost.

Unit scanner export sales (see Note 11, Segment Information and Foreign Sales) for fiscal years ended December 31 are as follows:

                             1997            1996             1995
                        ------------    ------------      ----------

Total export sales           15               8                7


                      TRANSACTIONS WITH SIEMENS CORPORATION

1991 AGREEMENT

In March 1991, the Company entered into a Basic Agreement with Siemens Corporation ("Siemens") which consisted of four separate sub-agreements each of which has been subsequently modified in various respects by the parties. These agreements terminated on March 31, 1995.

Distribution Agreement - Siemens had exclusive rights to distribute the C-150 scanners worldwide (excluding Japan, Hong Kong, China and Taiwan). Under this agreement Siemens was obligated to purchase a minimum number of C-150 scanners at fixed prices. In November 1992, an amendment to the agreement reduced the annual minimum purchase obligation by 50% from 12 to 6 scanners. The sale of scanners to Siemens was accounted for as product sales upon shipment to Siemens.

Development Agreement - Imatron and Siemens agreed to the joint development of other medical scanner products. Siemens provided the funding for the development. Imatron recognized revenue under this agreement based on the successful completion of milestones set forth in the agreement. Upon successful conclusion of the development of other medical scanner products, Siemens had the sole right to manufacture such products. Upon the termination of the 1991 Basic Agreement, all developed technology reverted back to Imatron as per the contract.

License Agreement - In connection with the above manufacturing rights, Imatron agreed to grant Siemens a license for the applicable technology in exchange for a license fee and future royalty payments. Imatron received a $4.0 million non-refundable license fee in 1991. Siemens' rights under this agreement terminated upon the termination of the 1991 Basic Agreement.

Loan Agreement - Imatron and Siemens entered into a loan agreement to provide a loan facility of $4.0 million with an interest rate of prime plus 3%.

On March 31, 1995, the Company and Siemens entered into a three-year agreement (the "Memorandum of Understanding" or "MOU") pursuant to which the relationship of the parties as established by the Basic Agreement was substantially restructured. Pursuant to the MOU, the sub-agreements of the Basic Agreement were terminated and a number of new relationships were created. First, Siemens agreed to exchange the Company's $4.0 million note for five patents subsequent to an arms-length negotiation between the two parties subject to a royalty-bearing license back to Imatron (see Patents and Licenses below). In addition the minimum purchase provision of the previous distribution agreement was canceled. The sale of the patents have no material impact on the Company as Siemens granted to Imatron a non-exclusive, irrevocable, perpetual royalty-bearing license on the transferred patents. These patents were not part of the technology being developed under the Collaborative Research Agreement between Siemens and Imatron. Thus, the gain calculated as the difference between the patents' book value of $0 and the net carrying amount of the extinguished debt of $4,000,000, was recognized currently as income for the period.

Pursuant to the fee arrangements with regard to the use of the technology under the transferred patents, Imatron will pay to Siemens royalties of $20,000 for each new C-150 unit (or other EBT unit produced by Imatron after April 1, 1995), commencing with the 21st C-150 (or other Imatron EBT) unit produced in any year and continuing thereafter for ten years after such first quarter in which such 21st unit is produced. To date, Imatron has not produced more than 20 scanners in any year, and therefore, no royalties have been due under this agreement.

Second, the parties agreed to terminate, as of March 31, 1995, the existing Development Agreement and substitute in its place a new collaborative research agreement pursuant to which the parties would jointly conduct research and development over a three year period directed toward the electron beam technology used in the Company's C-150 product. Both Siemens and Imatron have irrevocable, perpetual, royalty free, fully paid- up licenses covering the electron beam technology developed under the collaborative research, subject to the following terms and conditions:

(a) During  the term of the MOU,  a complete  copy of which was filed as Exhibit
10.80 to the Company's 1994 Report on the Form 10-K, either Party may sublicense, transfer or assign its rights in the electron beam technology or use the same in whole or in part to develop or manufacture medical products for third parties with prior written consent of the other Party.
(b) Imatron may not grant to any third party any license in the field of medical imaging under any or all of the electron beam technology during the term of the MOU and three years thereafter.
(c) Either Party may sublicense the technology to its parent, subsidiaries or 50% or more owned affiliates.
(d) Either Party may sublicense, assign or transfer the technology as part of its sale of the assets or business relating to the C-150.
(e) With regard to manufacturing C-150 scanners, the C-150 system can only be manufactured by Siemens after fifty scanners are manufactured, sold, transferred and/or delivered to Siemens by Imatron in any fiscal year; or upon default or refusal of Imatron at any time to perform its obligations to Siemens with respect to the design, manufacture, service, support, supply of products and parts in order for Siemens to meet its obligations to third parties.

Pursuant to the new collaborative research agreement, Siemens has agreed to fund a maximum aggregate of $15 million of Imatron-managed research and development over the three years, subject to addressing certain mutually agreed upon goals and objectives. No milestones or other performance related results are tied to the payment of funds by Siemens. The Company is recognizing equal amount of revenue and cost of sales ratably over the three year period as its commitment to perform research and development under the agreement is being incurred ratably over the same period.

The Company is not obligated to return the amount funded by Siemens. However, Siemens has the right to terminate the collaborative research upon three months written notice in the event objectives agreed upon by both parties are not achieving reasonable progress. The Company's obligations under this agreement are as follows:

(a) Imatron is responsible for managing and performing all collaborative research conducted under the MOU.
(b) The primary goals of Imatron include cost reductions, improved quality, performance enhancement and upgradeability.
(c) Imatron funds an amount equal to 50% of Siemens' contribution for the sole purpose of conducting the collaborative reasearch.
(d) Imatron provides Siemens detailed accounting on the use of monies contributed pursuant to the agreement.

Third, Siemens was appointed Imatron's exclusive distributor for the Company's C-150 Ultrafast CT scanner in the United States, Canada, Europe, and India for a three year period effective April 1, 1995, and ending March 31, 1998. Siemens agreed to use its best efforts to distribute the Company's C-150 product in its exclusive markets subject to no minimum purchase obligations.

In April 1997, Imatron and Siemens entered into a service support agreement, whereby the Company will provide customer services for C-150 scanners sold by Siemens. For an agreed-upon amount, Imatron will provide all pre-installation site planning, installation and application support, as well as, warranty and post-warranty services, as a subcontractor to Siemens. Revenues for warranty services are recognized over the life of the contracts, while other service revenues are recognized upon completion of work.

Effective April 1, 1998, Imatron's obligations and Siemens' contribution under the MOU will terminate. In addition, Imatron will take back its exclusive distribution rights and assume worldwide distribution for its C-150 scanners.

                           INVISION TECHNOLOGIES, INC.

In 1990, the Company established a joint venture company, InVision Technologies, Inc. ("InVision") formerly known as Imatron Industrial Products, Inc., with FI.M.A.I. Holding S.A. ("FI.M.A.I."), a former shareholder of Imatron, to develop, manufacture, market, and support advanced CT technology in the baggage, parcel, and freight scanning market. Upon organization, Imatron contributed $250,000, certain parts, components and material and entered into a Technology License Agreement.

The Technology License Agreement between the Company, FI.M.A.I. and InVision, grants InVision an exclusive, worldwide, perpetual, and fully-paid license to use the Company's technology and patents for the development, manufacture, use, and sale of compact medical scanner products for military field applications, mail, freight, parcel, or baggage scanner products. Also, InVision has agreed to grant back to Imatron an exclusive, worldwide, perpetual, and fully-paid right and license to use InVision's technology and patents outside of InVision's field of use.

In July 1996, Imatron sold its remaining shares of InVision common stock. InVision common stock was carried at no cost by Imatron. Imatron realized $1,756,000 from the sale of InVision common stock. The gain on sale was recorded as other income in the Company's consolidated financial statements for the year ended December 31, 1996.

As of December 31, 1997, Imatron had no ownership interest in InVision.

                                   COMPETITION

In the non-cardiac imaging applications market (comprised principally of hospital radiology departments), the Company's principal competition is from current manufacturers of conventional CT scanners, including General Electric Company, Siemens Corporation, Elscint, Picker International, Inc., Philips Medical Systems, Toshiba Medical Corporation and others. Non-invasive diagnostic imaging techniques such as ultrasound, radioisotope imaging, digital subtraction angiography, and magnetic resonance imaging are also partially competitive with the Company's scanners. Each of the companies named above, as well as ATL, Acuson and ADAC Laboratories, markets equipment using one or more of these techniques. All of these companies have greater financial resources and larger staffs than those of the Company and their products are, in most cases, substantially less expensive than the Ultrafast CT scanner.

The Company believes that in order to compete successfully against these competitors, it must continue to demonstrate that the Ultrafast CT scanner is both an acceptable substitute for conventional CT scanners in areas of the body where motion is not a limitation, and that the Ultrafast CT is a valuable cardiac diagnostic tool capable of producing unique and useful images of the heart. Although the Company believes that the Ultrafast CT can produce general purpose images of a quality and resolution as good as, or superior to, images produced by "state of the art" conventional CT scanners, it lacks certain features that many competing premium scanners offer.

Also, the Company believes that customers and potential customers expect a continuing development effort to improve the functionality and features of the scanner. As a result, the Company continually seeks to develop product enhancements and improve product reliability. Imatron's future success may depend on its ability to complete certain product enhancement and reliability projects currently in progress, as well as on its continued ability to develop new products or product enhancements in response to new products that may be introduced by other companies. There can be no assurance that Imatron will be able to continue to improve product reliability or introduce new product models or enhancements as required to remain competitive.

Other factors, in addition to those described above, that a potential purchaser might consider in the decision to replace a conventional CT scanner with an Ultrafast CT scanner include purchase price, patient throughput capacity, anticipated operating expenses, estimated useful life, and post-sale customer service and support. The Company believes that itsscanner is competitive with respect to each of these factors.

                                  MANUFACTURING

The Company manufactures its scanner at its South San Francisco, California, headquarters facility. To date, the typical manufacturing cycle has required approximately five months from the authorization of manufacturing to the delivery of a scanner.

Many of the components and sub-assemblies used in the scanner have been developed and designed by Imatron to its custom specifications, and are obtainable from limited or single sources of supply. In view of the customized nature of many of these components and sub-assemblies, there may be extended delays between their order and delivery. Delays in such delivery could adversely affect Imatron's present and future production schedules. The Company has made and continues to make inventory investments to acquire long lead time components and sub-assemblies to minimize the impact of such delays. In recent years, the Company has developed alternative sources for many of its scanner subcomponents and continues its programs to qualify new vendors for the remaining critical parts. There can be no assurance that such actions will not adversely affect the Company's production schedule and its ability to deliver products in a timely manner.

                              GOVERNMENT REGULATION

Amendments to the Federal Food, Drug, and Cosmetic Act ("Amendments") enacted in 1976, and regulations issued or authorized thereunder, provide for regulation by the FDA of the marketing, manufacturing, labeling, packaging, sale and distribution of "medical devices," including the Company's scanner. Among these regulations are requirements that medical device manufacturers register their manufacturing facilities with the FDA, list devices manufactured by them, file various reports and comply with specified Good Manufacturing Practice ("GMP") regulations. The FDA enforces additional regulations regarding the safety of equipment utilizing x-rays, which includes CT scanners. Various states also impose similar regulations. The Amendments also impose certain requirements which must be met prior to the initial marketing of medical devices introduced into commerce after May 28, 1976. Other requirements imposed on medical device manufacturers include a pre-market notification process commonly known as the 510(k) application to market a new or modified medical device. Additionally, and specifically, if required by the FDA, a pre-market approval ("PMA") may be required. This process is potentially expensive and time consuming and must be completed prior to marketing a new medical device. The Company has received appropriate clearances from the FDA to market C-150 Ultrafast CT scanner. The Company believes that it is presently in substantial compliance with the GMP requirements and other regulatory issues promulgated by the FDA.

In October 1997, the Company received the 510(K) market clearance from the FDA for cardiac specific applications included on the UltraAccess workstation. These applications include 3-D "Calcium Scoring" and cardiac perfusion. In November 1997, the Company received 510(K) market clearance from the FDA for its new 3456 Channel Dual Slice Detector Array C-150 Ultrafast CT scanner.

The FDA also regulates the safety and efficacy of radiological devices. Although the Company believes it is in compliance with all applicable radiological health regulations established by the FDA, there can be no assurance that the Ultrafast CT scanner will continue to comply with all such standards and regulations that may be promulgated. In any event, compliance with all such requirements can be costly and time consuming, and can have a material adverse effect on the development of the Company's business and its future profitability.

The Federal government and certain states have enacted cost-containment measures such as the establishment of maximum fee standards in an attempt to limit the extent and cost of governmental reimbursement of allowable medical expenses under Medicare, Medicaid and similar governmental programs. A number of states have adopted, or are considering the adoption, of similar measures. Such limitations have led to a reduction in, and may further limit funds available for, the purchase of diagnostic equipment such as the Company's scanner and in the number of diagnostic imaging procedures performed in hospitals and other medical institutions such as HeartScan's coronary artery disease risk assessment centers.

The Company's primary customers operate in the healthcare industry. The healthcare industry is highly regulated. Both existing and future governmental regulations could adversely impact the market for the Company's Ultrafast CT scanner and the Company's business. The Company's operations are also subject to regulation by other federal, state, and local governmental entities empowered to enforce pertinent statutes and regulations, such as those enforced by the Occupational Safety and Health Agency and the Environmental Protection Agency. In some cases, state or local regulations may be stricter than regulations imposed by the Federal government. The Company believes that it is in substantial compliance with California regulations applicable to its business. In January 1997, the FDA conducted routine inspections of Imatron's manufacturing operations. The inspection concluded without Notices of Observations. Imatron frequently provides field modifications or updates of components and software to operational sites. Imatron voluntarily advised the FDA during these inspections that certain field corrections were on going. The FDA concurred with Imatron's decision to field upgrade certain sites and assigned recall numbers Z304/307-7 and Z-289/299-7. Imatron is required to notify the FDA periodically of the status of these corrections and again upon completion. Imatron is complying with these requests and expects correction to the above recall numbers by May 31, 1998. Imatron believes that is in substantial compliance with the regulations.

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval. These differences may affect the efficiency and timeless of international market introduction of the Company's products, and there can be no assurance that the Company will be able to obtain regulatory approvals or clearances for its products in foreign countries.

In January 1995, CE mark certification procedures became available for medical devices for countries in the European Union ("EU"). The successful completion of which would allow certified devices to be placed on the market in all EU countries. In order to obtain the right to affix the CE mark to its products, medical device companies must obtain certification that its processes meet European quality standards, including certification that its design and manufacturing facility complies with ISO 9001 standards. After June 1998, medical devices may not be sold in EU countries unless they display the CE mark. The Company successfully obtained registration under the ISO 9001 standards in December 1997 and is in the process of applying for CE mark certification. There can be no assurance that the Company will be able to obtain CE mark certification for its products. The inability or failure of the Company or its international distributors to comply with varying foreign regulations or the imposition of new regulations could restrict or, in certain countries, result in the prohibition of the sale of the Company's business, financial condition and results of operations.

HeartScan's activities are subject to extensive regulation, generally by state and local governmental entities. Although HeartScan believes it is in substantial compliance with all applicable regulations, there can be no assurance that its business will continue to comply with all such standards and regulations that may be established. In any event, compliance with all such requirements can be costly and time consuming, and may have materially adverse effect on the development of HeartScan's business and its future profitability. HeartScan's operations are also subject to regulation by other federal, state, and local governmental entities empowered to enforce pertinent statutes and regulations, such as those enforced by the FDA, OSHA, and the EPA. Changes in governmental regulations on new regulations adopted in the future may materially adversely affect Imatron's business. In some cases, state or local regulations may be stricter than regulations imposed by the Federal government.

                              PATENTS AND LICENSES

Imatron relies heavily on proprietary technology and intellectual property which it attempts to protect through patents and trade secrets.

In February 1981, the Company was granted the exclusive use for five years and non-exclusive use thereafter of certain technology and a patent pending, owned by the University of California ("UC") under the terms of a license agreement between UC and Emersub, a wholly-owned subsidiary of a former principal shareholder of the Company, and a sublicense agreement between Emersub and Imatron Associates (the predecessor to the Company), respectively. In June 1986, the license and sublicense agreements were amended to extend the Company's exclusive use of the technology through the remaining thirteen-year life of the patent in exchange for modified minimum annual royalty payments. Under the terms of Emersub's license with UC, Emersub was obligated to make certain additional payments in connection with the license. In October 1990, pursuant to subsequent amendments of the license and sublicense agreements the Company issued an aggregate of 132,813 shares of Series A Preferred Stock to UC and Emersub in satisfaction of this obligation. The University of California converted their 125,000 Series A Preferred Stock into 625,000 common stock shares in 1993. Emersub converted their 7,813 Series A Preferred Stock into 39,065 common stock shares in September 1995.

Under the continuing sublicense agreement, as amended, Imatron will make payments to Emersub equal to 2.125% of net sales of new C-150 scanners sold by Imatron in exchange for the Company's exclusive use of Patent #4,352,021, "X-ray Transmission Scanning System and Method and Electron Beam X-ray Scan Tube for Use Therewith", through the remaining life of such patent. The Company's Chairman of the Board, Dr. Douglas P. Boyd, receives 6% of all of the royalties paid by Emersub to UC. Loss by Imatron of its rights under the patent as a result of termination of its sublicense from Emersub, or the underlying license, could have a material adverse effect upon Imatron's business and future prospects. There are no present disputes with either UC or Emersub. Royalty payments to Emersub for 1997, 1996, and 1995 were $179,350, $91,470, and
$91,470, respectively.

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

In addition, Imatron holds twenty-eight U.S. Patents of its own (each with a remaining life in excess of 3 years) and has filed three U.S. patent applications covering various integral components of the scanner including, among others, its electron beam assembly and its x-ray detector, and has filed applications corresponding to several of these patents and applications in various European Patent Convention countries, Canada, and Japan. There can be no assurance that any such applications will result in the issuance of a patent to the Company. Imatron's patents and patent applications have not been tested in litigation and no assurance can be given that patent protection will be upheld or will be as extensive as claimed. Furthermore, no assurance can be given as to the Company's ability to finance litigation against parties which may infringe upon such patents or parties which may claim that the Company's scanner infringes upon their patents. However, the agreement signed by the Company and Siemens Corporation in March 1991 allows Siemens Corporation to enter litigation in favor of Imatron.

Pursuant to the Memorandum of Understanding with Siemens (see "Transactions With Siemens Corporation"), the Company transferred five patents to Siemens, two of which cover features of the Company's C-150 scanner, in complete consideration of the cancellation by Siemens of the $4.0 million notes payable to the Company. The transferred patents were as follows:

1. U.S. 4,521,901 - Scanning Electron Beam Computed Tomography Scanner with Ion Aided Focusing.

     This patent describes a method of regulating the rate of neutralization of the electron beam due to ionization, by introducing an inert gas at controlled pressure into the vacuum chamber. It is important to adjust the pressure so that the neutralization of the beam reaches saturation, and therefore, equilibrium before the beam hits the X-ray producing target.

2.  U.S. 4,531,226 - Multiple Electron Beam Target for use in X-Ray Scanner.

     This patent describes a method of mounting the tungsten X-ray-producing targets in an EBT scanner. For manufacturing reasons it is necessary for each target to consist of several short sections, which must be joined so as to form a continuous surface. The patent describes a clamping system which ensures that the sections are properly positioned both relatively and absolutely.

3.  U.S. 4,535,243 - X-Ray Detector for High Speed X-Ray Scanning System.

     This patent describes the basic configuration and structure of the X-ray and EBT scanners. The detector consists of 2 rings of multiple scintillators mounted on photodiodes connected to active low pass filter amplifiers.

4.  U.S. 4,736,396 - Tomosynthesis using High Speed CT Scanning System.

     This patent describes a method of producing longitudinal tomograms of a patient in an EBT scanner. X-ray exposure of the patient is minimal. This view of a patient is a prerequisite to producing axial tomographic images of the patient's anatomy.

5. U.S. 5,193,105 - Ion Controlling Electrode Assembly for a Scanning Electron Beam Computed Tomography Scanner.

     This patent  describes a periodic  axial  field Ion  Controlling  Electrode
     (ICE), a Rotatable field Ion Controlling Electrode (RICE) and a Positive ion Electrode (PIE).

As part of the agreement, Siemens granted to the Company a non-exclusive, irrevocable, perpetual license to the five patents. The license is subject to a royalty of $20,000 for each new C-150 unit (or other EBT unit produced by Imatron after April 1, 1995), commencing with the 21st C-150 (or other Imatron
EBT) unit produced in any year and continuing thereafter for ten years after such first quarter in which such 21st unit is produced. To date, Imatron has not produced more than 20 scanners in any year and, therefore, no royalties have been due under this agreement.

In the event some or all of the Company's patent applications are denied and/or some or all of its patents held invalid, the Company would be prevented from precluding its competitors from using the protected technology set forth in such patent applications or patents. Because the Company's products involve confidential proprietary technology and know-how, the Company does not believe such a loss of patent rights would have a materially adverse effect upon the Company.

The Company also believes that many of its proprietary technologies are better protected as trade secrets or copyrights than by patents. Moreover, although protection of the Company's existing proprietary technologies is important, other factors such as product development, customer support, and marketing ability are also important to the development of the Company's business.

                                    EMPLOYEES

As of February 1, 1998, the Company had 195 employees, including 33 employees in service, 15 in sales/marketing, 63 scientists and engineers in research and development, 65 employees in manufacturing, and 19 employees in finance and
administration.   HeartScan  had  32   employees,   including  23  employees  in
operations, 6 in sales and marketing, and 3 employees in corporate administration. None of the employees are represented by a labor union and no work stoppages or strikes have occurred. The Company believes that it has good labor relations with its employees.

CERTAIN FACTORS

In evaluating the Company and its business, the following factors should be given careful consideration, in addition to the information mentioned elsewhere in this Form 10-K:

OPERATING HISTORY

Imatron was incorporated in February 1983, and incurred losses each quarter from inception through December 31, 1990. Its first recorded profitable year was the year ended December 31, 1991 during which a $4,000,000 payment for the licensing of technology to Siemens Corporation was received. The Company incurred additional net losses in both 1992 and 1993. In 1994, the Company incurred its first year of net income from operations amounting to $3,221,000 partially offset by $911,000 of net losses incurred by HeartScan. In 1997, 1996, and 1995, the Company incurred net losses of $11,422,000, $13,737,000, and $2,449,000, respectively. The net losses are partially a result of the operating losses incurred by HeartScan which amounted to $8,172,000, $7,845,000, and $2,132,000 in 1997, 1996, and 1995, respectively. The net losses incurred by HeartScan reflect non-cash minority interest expense of $1,744,000 and $3,272,000 recorded in 1997 and 1996, respectively as a result of the accounting treatment relative to its convertible Series A Preferred Stock having "beneficial conversion features". There is no assurance that Imatron or HeartScan can return to profitable operations in the future.

In the past, Imatron has funded its losses primarily though the sale of securities in two public offerings and a number of private placements, through the exercise of options and warrants, through the 1991 license for medical uses of its electron-beam technology to Siemens Corporation, and through revolving lines of credit. In 1995, the Company raised $9,882,000 (net of offering costs) in two offerings of Common Stock to certain institutional investors. In 1996, the Company received $16,672,000 through the sale of shares of common stock and the exercise of warrants and stock options for shares of common stock. Also in 1996, HeartScan raised $14,798,000 (net of offering costs) for use exclusively to develop its operations (see notes 1, 7 and 12 to the Notes to the Consolidated Financial Statement). As of December 31, 1997, the Company has a consolidated accumulated deficit of $82,716,000. As of December 31, 1997, HeartScan has an accumulated deficit of $20,044,000.

The Company's liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the cash requirements will fluctuate based on timing and extent of these factors, management believes that cash, cash equivalents, and short-term investments existing at December 31, 1997 together with the borrowing capability, and the estimated proceeds from ongoing sales of products and services in 1998 will provide the Company and HeartScan with sufficient cash for operating activities and capital requirements through December 31, 1998.

NEED FOR ADDITIONAL FINANCING

To satisfy the Company's future capital and operating requirements, profitable operations or additional public or private financing will be required. If future public or private financing is required by the Company, holders of the Company's securities may experience dilution. If such financing cannot be obtained, the Company may seek to sell or license additional portions of its technology, to sell some or all of its other assets, or to merge with another company. In addition, HeartScan may need additional financing to continue to fund its plan to own and operate CAS centers. In the event HeartScan can no longer support its operating expenses and is unable to raise additional funds, it will have to curtail its center development and expansion activities.

MATERIAL DEPENDENCE UPON KEY PERSONNEL

The Company and HeartScan have been, and will continue to be, materially dependent upon the technical expertise of its engineering and management personnel. The loss of a significant number of such personnel would have a materially adverse effect upon the Company's business and future prospects. The Company does not maintain key-man life insurance.

HIGH COST OF SCANNER

The distributor list price of Imatron's Ultrafast CT scanner is significantly higher than that of commercially available conventional CT scanners, and higher than the price of "top-of-the-line" scanners. Such pricing may limit the market for Imatron's product. Potential customers' budgetary limitations, including those imposed by government regulation, may often compel the purchase of lower cost, conventional CT scanners.

LIMITED CLINICAL DEMONSTRATION OF CERTAIN ADVANTAGES OF THE COMPANY'S SCANNER

The Company's scanner has been used in a clinical environment since April 1983. Clinical use of the C-100 XL scanner model began in February 1989. The C-150 Ultrafast CT scanner was first used in 1992. Eighty-seven C-150, C-100 and C-150L scanners are currently installed in a clinical setting. The Company believes that market acceptance of the Ultrafast CT scanner continues to depend in substantial part upon the clinical demonstration of certain asserted technological advantages and diagnostic capabilities. There is no assurance that these asserted technological advantages and diagnostic capabilities will result in the development of a significant market for the Ultrafast CT that will allow the Company to operate profitably.

THIRD-PARTY REIMBURSEMENT OF COST OF CT SCANS

FDA clearance to market does not guarantee or imply reimbursement by third-party payers such as Medicare, Medicaid, Blue Cross/Blue Shield or other private health insurers. Medicare and Medicaid reimburse for procedures that are generally accepted or that have been proven safe and effective. The Health Care Financing Administration ("HCFA"), which oversees Medicare and Medicaid payment policies, will not authorize payment for procedures which are considered to be experimental. HCFA has determined that diagnostic examinations of the head and other parts of the body performed by CT scanners are covered if the contractor who administers the local Medicare program finds that medical and scientific literature and opinion support the effective use of a scan for the particular condition.

PRODUCT LIABILITY RISKS

As a manufacturer and marketer of medical diagnostic equipment, the Company is subject to potential product liability claims. As a supplier of radiological diagnostic services, HeartScan is also subject to potential liability claims. For example, the exposure of normal human tissue to x-rays, which is inherent in the use of CT scanners for diagnostic imaging, may result in potential injury to patients subjecting the Company to possible liability claims. The Company presently maintains primary and excess product liability insurance with aggregate limits of $5.0 million per occurrence. No assurance can be given that the Company's product liability insurance coverage will continue to be available or, if available, that it can be obtained in sufficient amounts or at reasonable cost, or that it will prove sufficient to pay any claims that may arise.

VOLATILITY OF STOCK PRICE

The market prices for securities of advanced technology companies have historically been highly volatile, including the market price of shares of the Company's Common Stock. Future announcements by the Company or its competitors, including announcements concerning technological innovations or new commercial products, results of clinical testing, changes in government regulations, regulatory actions, healthcare reform, proprietary rights, litigation, and public concerns as to the safety of the Company's or its collaborators' products, as well as period-to-period variances in financial results could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many advanced technology companies, often being unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

NO DIVIDENDS ON PREFERRED AND COMMON STOCK

The Company has not paid dividends on its Preferred or Common Stock since inception. Even if its future operations result in profitability, as to which there can be no assurance, there is no present anticipation that dividends will be paid. Rather, the Company expects that any future earnings will be applied toward the further development of the Company's business.

ITEM 2 - PROPERTIES

The Company's manufacturing, research and development, marketing and administrative operations occupy approximately 70,000 square feet of leased space in buildings located in South San Francisco, California, under leases expiring in October 2001. Under certain future conditions the facilities could be expanded to approximately 75,000 square feet.

The Company also leases business and residential properties in Germany under operating leases expiring in March 2000 and July 2002. The business facility is being used as a technical service center for its European customers while the residence is for expatriates assigned in Germany.

The HeartScan centers located in Seattle, WA; Houston, TX; Washington, DC; and Pittsburgh, PA; occupy approximately 3,000 square feet each of leased space in medical buildings close to hospitals. The leases are renewable in July 1998, May 2000, December 2005, and June 2001, respectively. The San Francisco center is in one of the buildings leased by Imatron located in South San Francisco, California. The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate any future expansion of the Company's operations.

ITEM 3 - LEGAL PROCEEDINGS

None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Imatron's shareholders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5 - MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

Since April 1985, the Company's Common Stock has traded on the Nasdaq National Market System under the Nasdaq symbol "IMAT."

The following table sets forth, for the periods indicated, the range of high and low sales prices, all as reported by Nasdaq. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                        1997                                 1996
              -------------------------           -------------------------

 Quarter:         High           Low                 High               Low
----------   -------------    ---------          ------------      ------------
First           $3.38           $1.88               $3.50              $1.75
Second           3.00            1.59               8.38                3.00
Third            2.94            2.34               6.63                3.94
Fourth           5.31            2.25               4.81                2.50

As of February 2, 1998, there were approximately 6,596 holders of record of the Company's common stock. On February 2, 1998, the closing price of the Company's common stock on Nasdaq was $2.47.

                              DIVIDEND INFORMATION

The Company has paid no cash dividends on its Common Stock since incorporation and anticipates that for the foreseeable future will retain any earnings for use in its business.



ITEM 6 -  SELECTED FINANCIAL DATA


                                  IMATRON INC.
                         SELECTED FINANCIAL INFORMATION
                    (in thousands, except per share amounts)


OPERATING INFORMATION


          Year Ended December 31           1997              1996               1995              1994               1993
                                       -------------    ----------------    --------------    --------------    ---------------

Total revenues                           $   39,423         $    25,768        $   26,700       $    33,571       $     25,111
Operating income (loss)                  $ (10,144)         $  (12,409)        $ ( 6,158)       $       549       $    (2,871)
Net income (loss)                        $( 11,422)         $  (10,737)        $ ( 2,449)       $     2,310       $    (2,871)
Basic and diluted net income
(loss) per share                         $   (0.15)         $    (0.18)        $  ( 0.04)       $     $0.04       $     (0.06)
Number of shares used
   in per share calculations                78,461              74,406             57,598            62,102             47,865


BALANCE SHEET INFORMATION


At December 31                        1997             1996               1995               1994               1993
                                ---------------   --------------    ---------------    ----------------   ---------------

Working capital                    $     26,050      $    33,042       $     14,252       $       8,741      $      5,536
Total assets                             49,223           53,192             30,876              21,173            15,903
Long term obligations
   including capital lease
   obligations                            4,507            4,604              3,311               4,992             4,992
Total liabilities                        17,898           15,666             14,651              14,303            12,265
Minority Interest                        14,255           12,323                -                   -                 -
Preferred stock                            -                 -                 -                  1,308             2,008
Shareholders' equity                     17,070           25,203             16,225               6,870             3,638



The Company did not pay any cash dividends on its Common Stock during any of the periods presented above.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES


At December 31, 1997, working capital decreased to $26,050,000 compared to December 31, 1996 working capital of $33,042,000 primarily as a result of the operating losses sustained by the Company amounting to $11,422,000. The current ratio at December 31, 1997 decreased to 3.2:1 from 4.4:1 at December 31, 1996.

The Company's assets decreased to $49,223,000 compared to December 31, 1996 total assets of $53,192,000. Net cash used in operating activities during the year ended December 31, 1997 was $10,791,000 compared to $10,302,000 in 1996.
The primary uses of cash result from increase in accounts receivables and inventories during 1997. The increase in accounts receivable resulted from increasing product sales, the lengthening of customer payment terms due to delays in product installations resulting from site preparation. The economic and currency related uncertainties in other countries also resulted in delay of payments. Accounts payable decreased due to change in the timing of payments, offset by an increase in purchases related to the volume of business.

Cash provided by investing activities increased $28,756,000 to $13,096,000 in 1997 as compared to 1996 due to an increase in securities held for sale maturing in three months and less and lower capital expenditures. Key financing activities for the year ended 1996 included proceeds from a private offering whereby Imatron sold 100,000 shares of HeartScan Series A preferred stock to unaffiliated third parties with realized proceeds of $14,798,000 (net of offering costs). During the same period, the Company also sold 4,500,000 shares of its common stock in a private placement and issued warrants to purchase common stock, netting proceeds of $11,348,000. Additionally, proceeds from stock options, purchases in the employee stock purchase plan, and warrants decreased to $2,463,000 during the twelve month period in 1997 as compared to $16,672,000 during the same period in 1996.

The Company's liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the cash requirements will fluctuate based on timing and extent of these factors, management believes that cash, cash equivalents, and short-term investments existing at December 31, 1997 together with the borrowing capability, and the estimated proceeds from ongoing sales of products and services in 1998 will provide the Company and HeartScan with sufficient cash for operating activities and capital requirements through December 31, 1998.

Currently, the Company and its subsidiary do not have significant capital commitments in 1998.

To satisfy the Company's capital and operating requirements beyond 1998, profitable operations, additional public or private financing or the incurrence of debt may be required. If future public or private financing is required by the Company, holders of the Company's securities may experience dilution. There can be no assurance that equity or debt sources, if required, will be available or, if available, will be on terms favorable to the Company or its shareholders. The Company does not believe that inflation has had a material effect on its revenues or results of operations.


                              RESULTS OF OPERATIONS

1997 vs. 1996

Total revenues for the year ended December 31, 1997, of $39,423,000 increased $13,655,000 or 53% compared to 1996 revenues of $25,768,000. Net product revenues increased to $27,368,000 in 1997 from $16,010,000 in 1996 due to shipment of 18 scanners in 1997 as compared to 10 in 1996. Net product revenues in 1997 and 1996 include sales under sale-leaseback arrangements amounting to $927,000 and $1,774,000 in 1997 and 1996, respectively. Service revenues increased to $4,513,000 in 1997 from $3,465,000 in 1996 due to an increase in scanners under service contracts. The increase primarily resulted from the service support agreement entered into with Siemens (see Note 6 to Notes to Consolidated Financial Statements- Transactions with Siemens Corporation). Development contract revenue of $5,000,000 non-refundable payments received from Siemens to compensate the Company for its research and development efforts for which Siemens received certain rights under the three year Memorandum of Understanding entered into in 1995.

Clinic revenues related to the HeartScan Imaging, Inc. (HeartScan) increased by 97% to $2,542,000 in 1997 compared to $1,293,000 in 1996 due primarily to an increase in the number of clinics operating for the full year in 1997 from 3 in 1996 to 5 in 1997. In addition, the number of patient scans per clinic also increased due to promotional and marketing efforts by HeartScan. Although clinic revenues increased, the addition of new clinics increased net loss due to the start-up expenses of these clinics. The Company anticipated that the start-up period would range from twelve to eighteen months. The start-up phase for the sites have taken longer than expected as acceptance of the coronary artery scan within the medical community has been slower than projected.

HeartScan started operations in its San Francisco clinic in 1993, Seattle clinic in 1995 and Houston, Washington D.C. and Pittsburgh clinics in 1996. As a result of the opening schedule, only the following clinics have comparable annual results:

                         1997                       1996                               1995
              -------------------------     ---------------------------   -------------------------------
               Revenues      Net Loss       Revenues        Net Loss            Revenues       Net Loss
             -----------   ------------    -----------     -----------     -------------- ---------------

San Francisco  $805,000    $ (772,000)       $562,000     $ (512,000)         $  348,000     $ (831,000)
Seattle         382,000      (929,000)        285,000       (917,000)
Houston         461,000    (1,103,000)        345,000       (785,000)

Clinic costs of revenues as a percentage of clinic revenues decreased to 127% in 1997 as compared to 173% in 1996 primarily due to an increase in revenues related to the establishment of additional Heartscan clinics and increase in number of patient scans. The increase in net loss for the San Franicsco clinic was the result of allocation of capitalized scanner depreciation and lease interest expenses from other sites in 1997.

HeartScan recorded depreciation expense on capitalized lease scanners amounting to $1,121,000, $503,000, and $69,000 in 1997, 1996 and 1995, respectively. The fluctuation in the depreciation and amortization expense of capitalized lease scanners was due to the increase in scanners placed in service between 1995 and 1997. The Seattle HeartScan center opened in 1995 with Houston, Washington DC and Pittsburgh centers opening in 1996. The scanner located in San Francisco was a development product of the Company which was amortized starting in 1991 over a 5-year period. The scanner was transferred to HeartScan San Francisco in 1993 and was fully amortized under Property and Equipment in 1995.

Total cost of revenues as a percent of revenues for 1997 was lower at 81% as compared with 96% in 1996. The change in the cost of revenue as a percentage of revenue for scanners from 89% in 1996 to 71% in 1997 was a result of a mix in the sales prices of scanners to customer requirements. Although the cost of a scanner remains constant for all scanner sales, the sales price varies depending on the customer. In particular, sales to Siemens, Imatron Japan, Inc. and third-party leasing companies (leasing scanners to HeartScan) have a lower gross margin than sales to other parties. The decrease in the cost of revenue as a percentage of revenue for scanners is due to the increase in scanner sales to customers other than distributors to seven in fiscal year 1997 from three in fiscal year 1996 offset by shipments of ten scanners to Siemens, Imatron Japan, Inc. and third-party leasing companies in 1997 from seven in 1996. Service cost of revenues as a percent of service revenue decreased to 86% in 1997 from 91% in 1996 due to an increase in gross margin on spare parts sold.

Total operating expenses of $17,688,000 increased $4,298,000 or 32% compared to 1996 expenses of $13,390,000. Research and development expenses of $4,713,000 increased from $3,318,000 in 1996 due to increases in headcount and materials for projects undertaken in 1997. Additionally, the Company recorded a non-cash charges of $750,000 for warrants issued to TeraRecon for achieving certain milestones in connection with the development of image reconstruction system and compensation expense of $150,000 for extending a stock option exercise period. No such expenses were recorded in 1996. Selling expenses increased to $6,821,000 from $4,676,000 in 1996 primarily due to higher advertising expenses incurred by HeartScan and expenses related to studies conducted promoting the benefits of the Company's product. Administrative expenses increased to $6,154,000 from $5,396,000 due primarily to increase in bad debt expense. Bad debt expense increased to $1,648,000 in 1997 from $939,000 in 1996. The increase of 709,000 in 1997 was primarily the result of reserves created for receivables over 90 days related to spare parts sold to customers. At December 31, 1997, Imatron Japan, Inc. had a total reserve of $1,323,000 against the receivables of $1,438,000. The economic crisis in Japan has continued to limit the Company's ability to pursue collection of these amounts.

Other income decreased to $1,044,000 from $2,508,000 in 1997 primarily due to the income recognized in 1996 for the sale of 59,090 shares of InVision Technologies common stock amounting to $1,756,000.

Interest expense paid in 1997 and 1996 were for capitalized lease obligations.

The Company incurred a non-cash change in income of $1,744,000 and $3,272,000 recorded as minority interest expense in 1997 and 1996, respectively, in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock (see Notes 1, 7 and 12 to the Notes to the Consolidated Financial Statements).

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

In June 1996, Imatron completed a private placement offering whereby 100,000 shares of HeartScan Series A Preferred Stock were sold at $160 per share and realized net proceeds of $14,798,000. The preferred stock is convertible on a ten-to-one basis into HeartScan common shares at any time. Mandatory conversion of the preferred stock into common stock will occur upon the successful completion of a HeartScan initial public offering. The HeartScan Series A Preferred Stock may be exchanged at the sole option of the holder into Imatron common stock at an exchange price of $5.00 per share until the earlier of a) two year period following closing of the Preferred Stock offering; or b) a HeartScan initial public offering. If there is no initial public offering within 24 months of the Preferred Stock closing, holders may convert the HeartScan Series A Preferred Stock into Imatron common stock, at a conversion price equal to the greater of $1.50 per share or a 27% discount from the weighted average closing price of Imatron common stock for the 90 day Period immediately preceding 24 months of the Preferred Stock closing and each date that is 3 months thereafter to and including the 48th month of the Preferred Stock closing.

In March 1997, subsequent to the Company finalizing its 1996 consolidated financial statements, the Securities and Exchange Commission ("SEC") announced its position on accounting for the issuance of convertible preferred stock with a nondetachable conversion feature that is deemed "in the money" at the date of issue (a "beneficial conversion feature"). The beneficial conversion feature is initially recognized and measured by allocating a portion of the preferred stock proceeds equal to the intrinsic value of that feature to additional paid-in-capital. The intrinsic value is calculated at the date of issue as the difference of the conversion price and the quoted market price of the Company's common stock, into which the security is convertible, multiplied by the number of shares into which the security is convertible. The discount resulting from the allocation of proceeds to the beneficial conversion feature is treated as a dividend and is recognized as a return to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return (i.e. from the date the securities are issued to the date they are first convertible). The accounting for the beneficial conversion feature requires the use of an unadjusted quoted market price (i.e. no valuation discounts allowed) as the fair value used in order to determine the intrinsic value dividend. Additionally, preferred dividends of a subsidiary are included in minority interest as a charge against income.

Prior to applying to the accounting described above, in its previously issued financial statements, the Company had not recognized an intrinsic value dividend on the HeartScan preferred stock which was issued in June 1996. The discounted conversion features of this preferred stock into Imatron common stock (the immediate conversion at $5.00 per share and the conversion in two years from the date of the preferred stock issuance at a 27% discount) was provided to the preferred shareholders, in essence to provide them with an exit strategy in the absence of a HeartScan IPO (see Notes 1 and 7). Thus the Company did not believe a discount should be recognized on a contingently issuable security. furthermore, at the time of agreeing to the terms of the transaction the $5 per share immediate conversion price was above the market price of the Company's common stock but at the time the HeartScan preferred stock was actually issued, the market price had increased to $5.75 and thereafter, it dropped below $5 again. Accordingly, the Company did not believe that any calculation of the discount should include the impact of this short-term market fluctuation.

In December 1997, the staff of the SEC gave a speech further refining its March 1997 annoucement. Based on discussions with the staff of the SEC in April 1998, the staff concluded that the Company should retroactively apply its annoucement because it should be applied to contigently issuable securities and, as discussed in the December speach, the portion attributable to the discount that could have been obtained immediately on conversion (eventhough the share had not been registered yet) should be recognized on the day the preferred shares were issued. The balance of the discount based on a market value of $5.75 per common share is being recoginized over two years from the date of issuance.

The consolidated financial statements as of and for the year ended December 31, 1996 have been restated to give effect to the accounting treatment described above. The restatement resulted in (1) a reclassification in the consolidated balance sheet of $5,890,000 reducing minority interests and increasing additional paid-in capital equity and (2) the recognition of a minority interest charge of $3,272,000 (including $2,400,000 as of the date of the perferred shares were issued) in the consolidated statement of operations increasing the Company's net loss from $10,465,000 to $13,737,000. The remaining discount of $2,618,000 will be accreted to minority interests through June 30, 1998.

The minority interest is recognized as an increase in minority interest in the balance sheet.

The restatement of the Previously issued 1996 consolidated financial statements, in order to apply to the accounting described herein for the intrinsic value of the beneficial conversion features, does not affect the cash flows of the Company.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only 2 digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept 4 digit entries to distinguish 21st century dates from the 20th century dates. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As a result, in less than two years, computer systems/and or software used by many companies may need to be upgraded to comply with such Year 2000 requirements. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its internal systems, for the Year 2000 compliance. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion process.

The Company is currently seeking to ensure that the software and operating systems included in its Ultrafast CT scanner is Year 2000 compliant. Failure (or perceived failure) of such product to be Year 2000 compliant could significantly adversely affect sales of the Company. Additionally, year 2000 issues could cause a significant number of companies, including current company customers, to reevaluate their current system needs and as a result consider deferring purchase of Ultrafast CT scanner. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and Consolidated Financial Statement Schedules listed in Item 14 (a) I and 2.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 10 - EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages and positions are set forth below. Uness otherwise indicated, officers are full-time employees and serve at the discretion of the Board of Directors.

  Name                           Age                 Position
  -----------------------   ---------------     ----------------------------

Dr. Douglas P. Boyd              56                 Chairman of the Board,
                                                    Chief Technology Officer

S. Lewis Meyer                   53                 President,
                                                    Chief Executive Officer

Gary H. Brooks                   49                 Vice President, Finance and
                                                    Administration, Chief
                                                    Financial Officer, Secretary

Dr. Douglas Boyd is a founder of Imatron and has held several positions with the Company since its inception in 1983 including Chief Executive Officer, President, Chief Technical Officer, and Director. Dr. Boyd is currently Chairman of the Board and Chief Technology Officer. He is also an Adjunct Professor of Radiology (Physics) at the University of California, San Francisco, where he spends approximately five percent of his time on university duties. In addition, Dr. Boyd is a Director for InVision Technologies, Inc., a publicly held company engaged in the design and manufacture of explosives detection computed tomography (CT) scanners for the baggage, parcel, and freight market. InVision Technologies is a former Imatron joint venture company which was established in 1990.

Recognized internationally for his pioneering work in the development of fan-beam CT scanners, Xenon detector arrays, and Electron Beam CT, Dr. Boyd has been awarded ten U.S. patents. He has published more than 100 scientific papers and is a frequent speaker at university seminars and other symposia. In 1993 he was awarded the prestigious Conway Safe Sky's Award for contributions to airline travel safety related to the development of a CT baggage explosives detection system.

Dr. Boyd received his B.S. in Physics from the University of Rochester in 1963 and a Ph.D. in Physics from Rutgers University in 1968.


Lewis Meyer was appointed President, Chief Executive Officer and Director of Imatron in June 1993. From April 1991 until joining the Company, he was Vice President, Operations of Otsuka Electronics (U.S.A.) Inc., Fort Collins, Colorado, a manufacturer of clinical magnetic resonance systems and analytical nuclear magnetic resonance spectrometers. From August 1990 to April 1991, he was a founding partner of Medical Capital Management, a company engaged in providing consulting services to medical equipment manufacturers, imaging service providers, and related medical professionals. Prior thereto, he was President and Chief Executive Officer of American Health Services Corp. (now Insight Health Services Corp.), a developer and operator of diagnostic imaging and treatment centers. During his tenure at American Health Services Corp., it was one of the fifty fastest growing public companies in the United States.

In addition to his duties as President and Chief Executive Officer of Imatron, Mr. Meyer serves as a Director for BSD Medical Corp. and Finet Holdings Corp., publicly held companies engaged in the design and manufacture of medical hypothermia equipment and electronic real estate and mortgage banking services, respectively. Mr. Meyer also serves on the National Board of Directors of the American Electronics Association (AEA).

Furthermore, Mr. Meyer serves as Chief Executive Officer and Chairman of the Board of Imatron's subsidiary, HeartScan Imaging, Inc., which provides coronary artery disease risk assessment services in a nationwide network of diagnostic centers.

Mr. Meyer received his B.S. degree in Physics from the University of the Pacific, Stockton, California, in 1966, a M.S. degree in Physics from Purdue University in 1968, and a Ph.D. in Physics from Purdue University in 1971.

Gary H. Brooks was appointed Vice President of Finance/Administration, Chief Financial Officer, and Secretary of Imatron in December of 1993. Prior to joining the Company, Mr. Brooks was Chief Financial Officer and Director for five years at Avocet, a privately held, sports electronics manufacturer located in Palo Alto, California. Prior thereto, he had progressively more responsible positions in accounting and finance at several Fortune 500 companies including Ford, Rockwell, Bendix, and ITT.

Mr. Brooks also serves as Chief Financial Officer of Imatron's subsidiary, HeartScan Imaging, Inc.

Mr. Brooks received his B.A. in Zoology in 1970 from the University of California, Berkeley, and a M.B.A. in Finance and Accounting in 1973 from the University of California, Los Angeles.

ITEM 11 - EXECUTIVE COMPENSATION

The information required on items 11, 12 and 13 will be included in the Company's difinitive proxy statement or as an amendment to the Form 10-K, under cover of From 8. The information required in Part III will be filed with the Securities Exchange Commission no later than 120 days after the end of the fiscal year.
                                     PART IV

ITEM 14 - EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Form:

1. Consolidated Financial Statements - See "Index to Consolidated Financial Statements" attached hereto and made a part hereof.

2. Financial Statement Schedule - Schedule II - Valuation and qualifying accounts. All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto

3. Exhibits - The exhibits listed on the accompanying "Index to Exhibits" are filed or are incorporated herein by reference as part of this report.

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


Dated: April 15, 1998         IMATRON INC.
                              -----------------------------------


                         By:  S. Lewis Meyer
                              -----------------------------------
                              S. Lewis Meyer
                              President, Chief Executive Officer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


SIGNATURE                          TITLE                               DATE
------------------ -------------------------------------       -----------------

                                 Director,
------------------
Douglas P. Boyd                  Chairman of the Board            April 15, 1998
                                 Director

------------------
William J. McDanie                                                April 15, 1998

                                 Director
------------------
John L. Couch                                                     April 15, 1998

                                 Director
------------------
Jose Filipe Guedes                                                April 15, 1998

                                 Director,
------------------
S. Lewis Meyer                   President and Chief Executive    April 15, 1998
                                  Officer
                                 (Principal Executive Officer)

                                  Director
------------------
Terry Ross                                                        April 15, 1998

                                  Director
------------------
Aldo J. Test                                                      April 15, 1998


------------------              Chief Financial Officer,           April 15,1998
Gary H. Brooks                  Vice President, Finance and
                                Administration, Secretary
                                (Principal Financial Officer and
                                Principal Accounting Officer)

                                  IMATRON INC.
                   Index to Consolidated Financial Statements

    STATEMENT                                                              PAGE
    -----------------------------------------------------------------      ----

    Report of KPMG Peat Marwick LLP, Independent Auditors                    30

    Report of Ernst & Young LLP, Independent Auditors                        31

    Consolidated Balance Sheets as of December 31, 1997, and 1996            32

    Consolidated Statements of Operations for the years ended                33
    December 31, 1997, 1996, and 1995

    Consolidated Statements of Shareholders' Equity for the years ended      34
    December 31, 1997, 1996, and 1995

    Consolidated Statements of Cash Flows for the years ended December 31,   35
    1997, 1996, and 1995

    Notes to Consolidated Financial Statements                               36

              Report of KPMG Peat Marwick LLP, Independent Auditors



The Board of Directors and Stockholders
Imatron  Inc.:

     We have audited the consolidated balance sheet of Imatron Inc. and subsidiary as of December 3 1, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imatron Inc. and subsidiary as of December 31, 1997, and the results of its operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           KPMG Peat Marwick LLP

San Francisco, California
April 6, 1998

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Imatron  Inc.:

We have audited the consolidated balance sheet of Imatron Inc. and subsidiary as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1996, our audits also included the financial statement schedule as listed in the accompanying index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance will generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imatron Inc. and subsidiary as of December 31, 1996, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 of the Notes to the Consolidated Financial Statements, the Company has restated its 1996 Consolidated Financial Statements with regard to to apply with a accounting for convertible securities having beneficial conversion features.

                                                              Ernst & Young LLP

San Francisco, California
February 14, 1997, except for Note 12, as to which date is April 10, 1998



                                                        IMATRON INC.
                                                 Consolidated Balance Sheets
                                                   (Amounts in Thousands)

                                                                                                    December 31,
                                                                                         -----------------------------------
ASSETS                                                                                         1997                1996
                                                                                         -----------------    ---------------
                                                                                                                  (restated)
Current assets
    Cash and cash equivalents                                                             $        14,425      $      10,862
    Short-term investments                                                                            180             14,171
    Accounts receivable (net of allowance for doubtful accounts of $2,758 and $1,110 at December 31, 1997 and 1996:
          Trade accounts receivable                                                                 8,215              2,940
          Accounts receivable from affiliate                                                        1,438              2,660
    Inventories                                                                                    12,926             10,393
    Prepaid expenses                                                                                  461              1,659
                                                                                         -----------------    ---------------
Total current assets                                                                               37,645             42,685

Property and equipment, net                                                                        10,359             10,102
Other assets                                                                                        1,219                405
                                                                                         -----------------    ---------------

Total assets                                                                              $        49,223      $      53,192
                                                                                         =================    ===============

LIABLITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                                2,962              2,461
    Other accrued liabilities                                                                       7,055              5,994
    Capital lease  obligations - due within one year                                                1,578              1,188
                                                                                         -----------------    ---------------

Total current liabilities                                                                          11,595              9,643

Deferred income on sale leaseback transactions                                                      1,376              1,419
Deferred income on service contract                                                                   420                  -
Capital lease obligations                                                                           4,507              4,604
                                                                                         -----------------    ---------------

Total liabilities                                                                                  17,898             15,666
                                                                                          ----------------    ---------------
Commitments and contingencies - Note 6

Minority interest - Notes 1, 7 and 12                                                              14,255             12,323
                                                                                          ----------------    ---------------
Shareholders' equity
    Common stock, no par value; authorized-150,000 shares; issued and
    outstanding 78,815 in 1997 and 77,919 shares in 1996                                           90,728             89,223
    Deferred compensation                                                                           (232)              (116)
    Additional paid-in capital                                                                      9,290              7,390
    Accumulated deficit                                                                           (82,716)           (71,294)
                                                                                         -----------------    ---------------

Total shareholders' equity                                                                         17,070             25,203
                                                                                         -----------------    ---------------

Total liabilities and shareholders' equity                                                 $       49,223      $      53,192
                                                                                         =================    ===============

                   The accompanying notes are an integral part of these consolidated financial statements.




                                                        IMATRON INC.
                                            Consolidated Statements of Operations
                                      (Amounts in thousands, except per share amounts)


                                                                                           Years ended December 31,
                                                                            --------------------------------------------------------
                                                                                 1997               1996                 1995
                                                                            ---------------    ----------------    -----------------
                                                                                                (Restated)
   Revenues
   Product sales                                                            $       26,441       $      14,236       $       13,254
   Product sale-leaseback arrangements                                                 927               1,774                1,820
   Service                                                                           4,513               3,465                5,529
   Development contracts                                                             5,000               5,000                5,637
   Clinics                                                                           2,542               1,293                  460
                                                                             --------------    ----------------    -----------------


            Total revenue                                                           39,423              25,768               26,700
                                                                            ---------------    ----------------    -----------------

Cost of revenues
   Product sales                                                                    18,820              12,617               11,533
   Product sale-leaseback arrangements                                                 927               1,774                1,820
   Service                                                                           3,898               3,158                3,952
   Development contracts                                                             5,000               5,000                4,978
   Clinics                                                                           3,234               2,238                1,350
                                                                            ---------------    ----------------    -----------------

            Total cost of revenues                                                  31,879              24,787               23,633
                                                                            ----------------    ---------------      ---------------
Gross profit                                                                         7,544                 981                3,067

Operating expenses
   Research and development                                                          4,713               3,318                3,430
   Marketing and sales                                                               6,821               4,676                3,137
   General and administrative                                                        6,154               5,396                2,658
                                                                            ---------------    ----------------    -----------------

         Total operating expenses                                                   17,688              13,390                9,225
                                                                            ---------------    ----------------    -----------------

Operating loss                                                                    (10,144)            (12,409)              (6,158)

Interest and other income                                                            1,044               2,508                4,021
Interest expense                                                                     (578)               (564)                (312)

                                                                            ---------------    ----------------    -----------------
Net loss before provision for income taxes                                         (9,678)            (10,465)              (2,449)

Provision for income taxes                                                            -                  -                        -

Loss before minority interest expense                                              (9,678)            (10,465)              (2,449)
Minority interest expense - non cash                                               (1,744)             (3,272)                    -
                                                                            ---------------    ----------------    -----------------

Net Loss                                                                    $     (11,422)       $    (13,737)      $       (2,449)
                                                                            ===============     ===============     ================

Basic and diluted loss per common share                                     $      (0.15)        $     (0.18)       $        (0.04)
                                                                            ===============     ===============     ================

Number of shares used in basic and diluted per share calculations                   78,461              74,406               57,598
                                                                            ===============     ===============     ================


                      The accompanying notes are an integral part of these consolidated financial statements.


                                  IMATRON INC.
                 Consolidated Statements of Shareholders' Equity
                             (Amounts in thousands)


                                 Preferred Stock            Common Stock
                                -------------------     ---------------------      Deferred  Additional   Accum-
                                                                                   Compen-   Paid-in-     lated
                                 Shares    Amount        Shares      Amount        sation    Capital      deficit     Total
                                --------- ----------    ---------- -----------    ---------- ---------- ----------- ----------

Balances at December 31, 1994    (1,308)  $   2,602        53,631    $ 57,876             -   $  1,500    $(55,108)  $ 6,870


Preferred stock converted to
   common stock                    1,308    (2,602)         6,539       2,602             -         -           -          -
Common stock and warrants
   sold in a private
   placement, net of offering          -          -         6,459       9,882             -         -           -      9,882
   costs
Exercise of employee stock
   options                             -          -         1,656       1,147             -         -           -      1,147
Warrants exercised                     -          -           550         775             -         -                    775
Net Loss                               -          -            -           -              -         -     (2,449)    (2,449)
                                --------- ----------    ---------- -----------    ---------- ---------- ----------- ----------
Balances at December 31, 1995          -          -        68,835      72,282             -      1,500    (57,557)     16,225

Common stock and warrants
   sold in a private
   placement, net of offering          -          -         4,559      11,348             -          -          -     11,348
   costs
Common stock issued for
   employee stock purchase
   plans, stock bonus, and
   exercise of employee stock
   options                             -          -         1,188       1,194             -          -          -      1,194
Common stock issued for
   services                            -          -           115         269             -          -          -        269
Deferred compensation from
   issuance of stock options
   by consolidated subsidiary          -          -             -           -         (143)          -          -      (143)
Amortization of deferred
   compensation                        -          -             -           -            27          -          -         27
Warrants exercised                     -          -         3,222       4,130             -          -          -      4,130
Issuance of subsidiary's
   convertible Series A
   preferred stock                    -          -             -           -             -        5,890         -       5,890
Net loss                              -          -             -           -             -          -      (13,737)   (13,737)
                                ---------  ----------    ---------- -----------    ----------   ---------- ----------- -------

Balances at December 31, 1996         -          -          77,919      89,223         (116)      7,390    (71,294)     25,203
(restated)
Common stock issued for
   employee stock purchase
   plans, stock bonus, and
   exercise of employee stock
   options                             -          -           596         899             -       -           -           899
Common stock issued for
   services                            -          -            16          42             -       -           -             42
Deferred compensation from
   issuance of stock options
   by consolidated subsidiary          -          -             -           -         (186)        -          -           (186)
Amortization of deferred
   compensation                        -          -             -           -            70        -          -             70
Warrants exercised                     -          -           284         564            -         -          -            564
Warrants issued for services                                    -         -              -       1,000        -          1,000
Non-cash expense related to
   warrants issued for                 -          -             -         -              -        750         -            750
   services
Non-cash compensation expense
   related to the extension
   of the stock option
   exercise period                     -          -             -                     -            150          -           150
Net loss                               -          -             -           -          -            -        (11,422)   (11,422)
                                ========= ==========    ========== ===========    ==========   ========== =========== ==========
Balances at December 31, 1997          -          -        78,815    $ 90,728     $ (232)        $9,290    $ (82,716)    $17,070
                                ========= ==========    ========== ===========    ==========   ========== =========== ==========


                   The accompanying notes are an integral part of these consolidated financial statements.





                                                           IMATRON INC.
                                            Consolidated Statements of Cash Flows
                                                   (Amounts in thousands)
                                                   Years Ended December 31
                                                                                 1997                 1996              1995
                                                                             ----------           ----------         -----------
                                                                                                   (restated)

      Net (loss)                                                               $  (11,422)       $  (13,737)         $  (2,449)
   Adjustments to reconcile net (loss) to net cash used in
     operating activities:
       Depreciation and amortization                                                2,318             1,374              1,709
       Other income                                                                   -                 -               (4,000)
       Amortization of deferred compensation                                          70                27                  -
       Non-cash minority interest expense                                           1,744             3,272                  -
       Non-cash compensation expense for extension of stock option                    150                -                   -
       exercise period
       Warrant issued for services                                                    750                 -                  -
       Common stock issued for services                                                42               269                  -
       Provision for bad debt                                                        1,648              939                 11
   Changes in operating assets and liabilities:
       Accounts and notes receivable                                               (5,701)             (249)              1,205
       Inventories                                                                 (2,533)           (1,456)               (701)
       Prepaid expenses                                                             1,198            (1,096)                 53
       Other assets                                                                 (994)               140                 (26)
       Accounts payable                                                               501              (324)             (1,457)
       Other accrued liabilities                                                    1,061               387                 538
       Deferred income                                                               377                152               1,267
                                                                             --------------     --------------      --------------

Net cash used in operating activities:                                           (10,791)           (10,302)            (3,850)
                                                                              --------------    --------------      --------------

Cash flows from investing activities
   Capital expenditures                                                          (1,075)           (2,489)              (1,132)
   Purchases of available-for sale-securities                                   (23,550)          (38,891)                 -
   Purchases of held-to-maturity securities                                           -                 -               (1,000)
   Maturities of available-for-sale securities                                   37,721            24,720                  -
   Maturities of held-to-maturity securities                                          -             1,000                 -
                                                                           --------------    --------------          --------------

Net cash provided by (used in) investing activities:                             13,096          (15,660)              (2,132)
                                                                           --------------    --------------          --------------

Cash flows from financing activities:
   Payments of obligations under capital leases                                 (1,207)             (923)                (247)
   Payment of notes payable                                                           -             (992)                  -
   Proceeds from issuance of warrant                                              1,000
   Proceeds from issuance of common stock                                         1,463            16,672              11,804
   Proceeds from issuance of stock of consolidated subsidiary                         2            14,798                   -
                                                                               --------------    --------------      --------------

Net cash provided by financing activities                                         1,258            29,555              11,557

Net increase  in cash and cash equivalents                                        3,563             3,593               5,575

Cash and cash equivalents, at beginning of year                                  10,862             7,269               1,694
                                                                             ==============    ==============       ==============
Cash and cash equivalents, at end of year                                    $     14,425       $    10,862        $    7,269
                                                                             ==============    ==============       ==============

Supplemental Disclosure of Noncash Investing and Financing Activities:
   Deferred compensation from common stock option grant of
     consolidated subsidiary                                                $         186     $        143          $        -
                                                                            ==============   ==============        =============
 Cash paid for interest                                                     $         521     $       582           $       386

   Preferred stock converted to common stock                                $         -       $         -           $      2,602
                                                                            ==============    ==============       =============
   Equipment acquired under capital leases                                  $      1,500       $      2,715         $      4,247
                                                                            ==============    ==============        =============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                  IMATRON INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF COMPANY

Imatron Inc., a New Jersey corporation incorporated in 1983, is a technology-based company principally engaged in the business of designing, manufacturing, and marketing a high performance computed tomography scanner. The scanner is used in large and mid-sized hospitals and free standing imaging clinics. The Company provides service, parts, and maintenance to hospitals and clinics that operate its scanners, as well as medical equipment manufactured by other companies . In addition, the Company operates coronary artery scanning test facilities through its consolidated subsidiary HeartScan Imaging, Inc. ("HeartScan"), in the United States.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Imatron Inc. and its subsidiary HeartScan Imaging, Inc. (collectively the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

HeartScan was incorporated in Delaware in 1994. In October 1995, HeartScan issued to Imatron, the Series A and Series B Preferred Stocks in exchange for the issued and outstanding shares of HeartScan Common Stock held by Imatron and the $8,000,000 advances to HeartScan by Imatron.

On June 26, 1996, Imatron sold 100,000 shares of HeartScan Series A preferred stock to unaffiliated third parties. The sale reduced the Company's controlling interest in HeartScan to 48.3%. Due to certain equity exchange provisions provided to these HeartScan Series A preferred shareholders (see notes 7 and 12), HeartScan's results of operations have been fully consolidated in the accompanying consolidated financial statements. Future HeartScan operating losses will not be attributed to the preferred shareholders until the preferred stock exchange provisions are extinguished. Additionally, the net proceeds realized from the HeartScan preferred stock offering are classified as minority interest in the Company's consolidated balance sheet.

The Company's results of operations attributed to HeartScan operations include revenues of $2,542,000, $1,293,000, and $460,000, and net losses of $8,172,000,
$7,845,000  and   $2,232,000   for  the  fiscal  years  1997,   1996  and  1995,
respectively. The net losses include non-cash minority interest expense of $1,744,000 and $3,272,000 recorded in both 1997 and 1996, respectively, as a result of the accounting treatment relative to its convertible Series A Preferred Stock having "beneficial conversion features".

As of December 31, 1997, Imatron's controlling interest in HeartScan is 49.3% (see Note 7). Imatron's interest in HeartScan is comprised of its ownership of 100,000 shares of HeartScan Series B Preferred Shares on an as converted basis.

The HeartScan Series A and B Preferred Stock have the right to vote with the HeartScan common stock holders on all HeartScan matters with a number of votes equal to the number of shares of common stock into which the Preferred Stock is convertible. The terms of the preferred stock provide certain additional rights to the holders, including participation and approval of any future HeartScan equity financing and approval of transactions with affiliates.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130), which will be effective for financial statements for periods beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company will make the required reporting of comprehensive income in its consolidated financial statements for the first quarter ending March 31, 1998.

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

LONG-LIVED ASSETS

The Company accounts for long-lived assets under, SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

CASH EQUIVALENTS

Cash equivalents consist of liquid instruments purchased with a maturity date of three months or less and money market funds.

FINANCIAL INSTRUMENTS

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all 1997 and 1996 purchases of investments as available-for-sale. Available-for-sale securities are carried at amounts which approximate fair value, with unrealized gains and losses reported in a separate component of shareholders' equity if material. Fair values of investments are based on quoted market prices. Short-term investments at December 31, 1997 consist of certificates of deposit.

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

The carrying amounts reported in the balance sheet for receivables, accounts payable, accrued liabilities and capital lease obligations approximate fair value due to their short-term maturities.

CONCENTRATIONS OF RISK

The Company's primary customers operate in the healthcare industry. The healthcare industry is highly regulated. Both existing and future governmental regulations could adversely impact the market for the Company's Ultrafast CT scanner and the Company's business. The Company's operations are also subject to regulation by other federal, state, and local governmental entities empowered to enforce pertinent statutes and regulations, such as those enforced by the Occupational Safety and Health Agency and the Environmental Protection Agency.

The Company sells its products primarily through Siemens in the United States, Europe, Canada and India; Imatron Japan, Inc. in Japan, as well as other distributors in the Pacific rim. The Company generally requires cash deposits or irrevocable letters of credit for scanners ordered and maintains allowances for potential credit losses. There have been no losses arising from the sale of scanners. Spare parts are sold on terms to distributors and end-users. Some receivables relating to such sales are taking a longer time to collect due to economic and currency uncertainties in Asia. The Company has provided for bad debts related spare part sales.

The Company invests its excess cash in short-term instruments with at least an A1/P1 credit rating. These funds have virtually no principal risk and have a variable interest rate. The Company has not experienced any principal losses on its investments.

The Company's revenues are principally derived from the Ultrafast CT scanner. Many of the components and sub-assemblies used in the scanner have been developed and designed by Imatron to its custom specifications and are obtainable from limited or single sources of supply. In view of the customized nature of many of these components and sub-assemblies, there may be extended delays between their order and delivery. Delays in such delivery could adversely affect Imatron's present and future production schedules. The Company has made and continues to make inventory investments to acquire long lead time components and sub-assemblies to minimize the impact of such delays. In recent years, the Company has developed alternative sources for many of its scanner subcomponents and continues its programs to qualify vendors for the remaining critical parts.

INVENTORIES

Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market. Provisions are made in each period for the estimated effects of excess and obsolete inventories. The company policy is to reserve 100% on obsolete inventories, defined as parts which are no longer used in production, upgrades and repairs. The reserves are periodically reviewed and verified by the Company's manufacturing department.

Parts that are not defined as obsolete are classified into different subsections. The reserve percentages for each subsection represent the total value of parts in each subsection that have the potential to be obsolete in the next 12 months. The parts are identified by the Company's manufacturing and customer service personnel, since they have the most knowledge and expertise on the status of each part and how they can be best utilized to satisfy the Company's manufacturing and customer service requirements.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated on a straight-line method over their estimated useful lives (3-5 years). Equipment under capital leases, except for scanner equipment and leasehold improvements, are amortized on a straight-line method over the lesser of their estimated useful lives or the remaining term of the related leases.

Scanner equipment under capital lease is amortized over the term of the lease (five years), using the units-of-production method (number of scans) based on the estimated usage of the equipment. Upon purchase of the scanner, the Company produces a projection of its anticipated scans for a particular scanner at a particular location. The average projected scans for all centers by year is as follows:

   Year                                                     Budgeted Scans

   1                                                             2,530
   2                                                             6,160
   3                                                             7,216
   4                                                             7,920
   5                                                             7,920
                                                             ----------
                                                                31,746
                                                             ==========

Consistent with the schedule above, depreciation is recorded at the higher of actual or budgeted scans so that the scanner is fully depreciated at the end of five years.

RESTRICTED CASH

In connection with a sales agreement in 1994, the Company issued letters of credit to a purchaser related to performance bond requirements. The letters of credit were guaranteed by certificates of deposit totaling approximately $160,000 and $155,000 at December 31, 1996, and 1995, respectively. These restricted cash amounts were classified as non-current assets (included in other assets). As of December 31, 1997, the related letters of credit have expired and the underlying certificates of deposit amounting to $180,000 has been classified under short term investments.

JOINT VENTURE COMPANY

In 1994, the Company formed a joint venture, Imatron Japan, Inc. ("Joint Venture") with two unrelated parties. Imatron holds a 24% interest in the Joint Venture, which is carried at no value in the accompanying consolidated balance sheets. The Company expensed the $20,000 investment upon payment. Had the Company accounted for its investment under Accounting Principles Board ("APB") Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, there would not be a material impact on the Company's consolidated financial statements as the joint venture has a cumulative loss since the time of the Company's initial investment. No significant profits are anticipated in the future. The Joint Venture agreement between Imatron and Imatron Japan, Inc. does not require additional funding by Imatron. Imatron is prepared to abandon its interest in the Joint Venture, which is being funded by the other joint venture partners.

The Company recognized revenues of $4,648,000, $8,726,000, and $9,213,000 in 1997, 1996, and 1995, respectively, from sales to the Joint Venture and has $1,438,000, $2,660,000, and $2,957,000 in accounts receivable from the Joint Venture at December 31, 1997, 1996, and 1995, respectively. All scanner sales to Imatron Japan, Inc. are sold under irrevocable letters of credit without a right of return.

STOCK-BASED COMPENSATION

The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and has elected to continue to account for stock-based compensation using methods prescribed in Accounting Principles Board Opinion
("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date based on enacted tax laws and statutory tax rates expected to apply in the periods in which the differences are expected to affect taxable income.

RECLASSIFICATIONS

Certain amounts in the accompanying 1996 combined financial statements have been reclassified or restated in order to conform to the 1997 presentation.

REVENUE RECOGNITION

Revenues related to product sales are recognized upon shipment to the customer or to a customer designated location, at which time title and risk of ownership passes. The Company accrues for estimated installation and warranty costs at the time of sale. Revenues related to service are recognized ratably over the relevant contractual period or as the service is performed. Service revenue billed but unearned is included on the consolidated balance sheets as other accrued liabilities. Revenues related to development contracts are recognized ratably over the contract as discussed in Note 5. Revenues from clinics are recognized when services are performed for the clinic customer.

SALE LEASEBACK ARRANGEMENT

The Company sold one, two and two scanners to third-party leasing companies in 1997, 1996 and 1995, respectively. HeartScan, in turn, entered into leasing arrangements with these third-party leasing companies to obtain use of these scanners in its' clinics. The provisions of these leasing arrangements include monthly rental payments over a 5 year term with a guarantee of the payments by Imatron. The Company evaluated the criteria included in paragraph 7 of Statement of Financial Accounting Standard ("SFAS") No. 28, Accounting for Sales with Leaseback, and the Emerging Issues Task Force ("EITF") Issue No. 90-14, Unsecured Guarantee by Parent of Subsidiary's Lease Payments in Sale-Leaseback Transaction, and concluded that these transactions were normal leaseback's to be accounted for as sale-leaseback transactions. At their inception, the leasebacks satisfied the criteria in paragraph 7(d) of SFAS No. 13, Accounting for Leases, and as such HeartScan accounts for these leases as capital leases. Imatron recognized revenue equal to its scanner cost and has deferred the profit on its sales to the leasing companies. The Company is amortizing its deferred profit to product sales over the five year term of the HeartScan leases. Imatron amortized $501,000, $428,000 and $194,000 to product sales for these leases for the years ended December 31, 1997, 1996 and 1995, respectively.

RESEARCH AND DEVELOPMENT

Research and development expenditures are charged to operations as incurred.

NET LOSS PER SHARE

The Company adopted SFAS No. 128, "Earnings per Share", as of December 31, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. Net loss per share (basic) is computed based on the weighted average number of common shares outstanding, and net loss per share (diluted) is computed based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Stock options and warrants have not been included in the computation as their effect would have been antidilutive. All prior period net loss per share data was restated by the Company upon the adoption of SFAS 128.





(In thousands, except per share amounts)                     1997                   1996                 1995
                                                      ------------------     -----------------    ------------------
 Net loss                                                 $(11,422)             $  (13,737)         $   (2,449)
                                                      ==================     =================    ==================
Denominator for basic loss per share - weighted
 average common shares                                      78,461                  74,406                57,598
Dilutive stock options                                          -                       -                     -
                                                      ------------------     -----------------    ------------------
Denominator for diluted loss per share                      78,461                  74,406                 57,598
                                                      ==================     =================    ==================
Basic loss per share                                         (0.15)                  (0.18)                (0.04)
                                                      ==================     =================    ==================
Diluted loss per share                                      (0.15)                   (0.18)                (0.04)
                                                      ==================     =================    ==================

Note 2 - FINANCIAL INSTRUMENTS

Investments as of December 31, were as follows (in thousands):

                                                1997                 1996
                                            ---------------    -----------------

 Money market mutual funds                     $     1,635         $       4,262
 U.S. government obligations                         1,999                 8,077
 Certificate of deposit                                180                    96
 Commercial paper                                   10,791                12,231
                                            ---------------    -----------------

 Total investments                                  14,605                24,666

 Less amounts classified as cash and              (14,425)              (10,495)
   cash equivalents                         ---------------    -----------------

 Short-term investments                        $        180         $     14,171
                                            ===============    =================


Note 3 - BALANCE SHEET DETAIL
              (in thousands)

                                                                                                December 31,
                                                                                    --------------------------------------
                                                                                          1997                 1996
                                                                                    -----------------    -----------------
Inventories consist of:                                                                     (Amount in thousands)

Purchased parts and sub-assemblies                                                  $          3,212     $          2,994
Service parts                                                                                  1,398                1,142
Work-in-progress                                                                               3,611                2,574
Finished product                                                                               4,705                3,683
                                                                                    -----------------    -----------------

Inventories                                                                          $        12,926     $         10,393
                                                                                    =================    =================

Property and equipment, at cost, consist of:

Machinery and equipment                                                               $       14,191      $        11,964
Furniture and fixtures                                                                         1,589                1,408
Leasehold improvements                                                                         3,599                3,442
                                                                                    -----------------    -----------------
                                                                                              19,379               16,814

Less accumulated depreciation and amortization                                               (9,020)              (6,712)
                                                                                    -----------------    -----------------

     Net property and equipment                                                        $       10,359     $         10,102
                                                                                     ================    =================

Other accrued liabilities consist of:

Warranty and product upgrades                                                          $       2,322       $        1,867

Customer deposits                                                                              2,162                2,345
Employee compensation                                                                            795                  758
Deferred service revenues                                                                        662                  225
Other                                                                                          1,114                  799
                                                                                    -----------------    -----------------

Other accrued liabilities                                                              $       7,055       $        5,994
                                                                                      =================    =================

Note 4 - LINE OF CREDIT

As of December 31, 1997, the Company has $5,000,000 available under a line of credit. Interest under thi line of credit is computed based on the average daily loan balance at a rate equal to prime plus 0.25%. Interest in computed based on the prime plus 0.25%. No amounts were outstanding as of December 31, 1997 and 1996. No amounts were outstanding as of December 31, 1997 and 1996. The Company must comply with certain financial ratios and profitability. The Company is in compliance with all financial convenants at December 31, 1997.

Note 5 - COLLABORATION AGREEMENTS

SIEMENS CORPORATION

In March 1995, the Company and Siemens Corporation "Siemens" entered into a Memorandum of Understanding. Under the terms of the Memorandum, Siemens agreed to provide a maximum $15.0 million to the Company's C-150 Evolution Ultrafast CT scanner research and development program over a three year period in order to improve and enhance the scanner. No milestones or other performance related results are tied to the payment of funds by Siemens. Imatron funds a portion equal to a minimum of fifty percent of Siemens' contribution or $2,500,000 annually for three years, for the sole purpose of conducting the collaborative agreement. The Company is not obligated to return the amount funded by Siemens. However, Siemens has the right to terminate the collaborative research upon three months written notice in the event objectives agreed upon by both parties are not achieving reasonable progress. The results of the collaborative research are jointly owned by the parties and cross-licensed. In connection with this agreement, Siemens retains exclusive distribution rights through March 31, 1998, in certain geographical regions for sales of the C-150/Evolution scanner. The Company is recognizing revenue ratably over the three year period as its commitment to perform research and development under the agreement is being incurred ratably over the same period. The Company has recognized $5,000,000, $5,000,000 and $3,884,000 of revenue under the collaborative development agreement in 1997, 1996, and 1995, respectively. The revenues recognized relate to non-refundable payments intended to compensate the Company for its research and development efforts. Under the now expired product development agreement with Siemens, the Company recognized $1,753,000 in revenue in 1995.

In conjunction with The Memorandum of Understanding, Imatron transfererd the ownership of five Imatron EBT patents to Siemens and canceled the minimum purchase provision of the previous distribution agreement in satisfaction of Imatron's $4.0 million notes payable to Siemens. Siemens agreed to exchange the Company's $4.0 million notes payable subsequent to an arms-length negotiation between the two parties. These patents were not part of the technology developed under the Collaborative Research Agreement between Siemens and Imatron. Thus, in accordance with Accounting Principle Board No. 26, "Early Extinguishment of Debt", the gain calculated as the difference between the patents' book value of $0 and the net carrying amount of the extinguished debt of $4,000,000, was recognized as income.

In April 1997, Imatron and Siemens entered into a service support agreement, whereby the Company will provide customer services for C-150 scanners sold by Siemens. For an agreed-upon amount, Imatron will provide all pre-installation site planning, installation and application support, as well as warranty and post-warranty services as a subcontractor to Siemens. Revenues for warranty services are recognized over the life of the contracts, while other service revenues are recognized upon completion of work.

Effective April 1, 1998, Imatron's obligations and Siemens funding under the MOU will terminate. Siemens will also surrender its exclusive distribution rights and Imatron will assume worldwide distribution for its C-150 scanners.

TERARECON INC.

On July 22, 1997, the Company and TeraRecon Inc., a technology company that produces high speed image processing devices for medical imaging systems, entered into a development agreement whereby TeraRecon will provide Imatron with a real-time image reconstruction system for use in conjunction with Imatron's Ultrafast CT scanner. Upon completion and when delivered, the RTR-2000 system will be exclusive to Imatron's Ultrafast CT scanner and will expand its current applications to include new three-dimensional, CT flurography or real-time viewing of computerized tomography (CT) images. It is an accessory to the base scanner which certain customers may find useful. It will not render any existing equipment obsolete.

In consideration for the successful development and delivery of RTR-2000 systems, the Company has agreed to issue an aggregate of 6,000,000 warrants to purchase the Company's Common Stock at $4.50 per share. The warrants will be issued in installments based on TeraRecon achieving certain milestones in connection with the development of image reconstruction systems. In addition, TeraRecon has agreed to pay the Company an aggregate of $2,000,000 for 4,000,000 of the 6,000,000 warrants and to make royalty payments to Imatron equal to 3% of net sales of certain RTR-2000 systems sold to third parties.

On October 21, 1997, the Company issued a total of 3,000,000 warrants to TeraRecon upon the successful delivery of 4 Prototype I units. Pursuant to the development agreement, TeraRecon paid the Company $1,000,000 for the warrant to purchase 2,000,000 shares of the Company's common stock at $4.50 per share.

As Imatron did not receive a license in the TeraRecon technology nor is there any future alternative uses to the prototypes purchased by Imatron, in accordance with SFAS No. 2, Accounting for Research and Development Costs, a $750,000 charge to research and development expense was recognized upon TeraRecon meeting the agreed-upon milestones. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's recorded research and development expense was based on the fair market value of the warrants at the time of issuance using an option pricing model.

Note 6 - COMMITMENTS, CONTINGENCIES, AND OTHER

OPERATING LEASES

The Company leases its present facilities under various operating leases expiring between July 1998, and December 2005. Future minimum rental payments under the leases as of December 31, 1997, are as follows (in thousands):

     1998                                      $       1,147
     1999                                              1,076
     2000                                              1,043
     2001                                                938
     2002                                                102
     Thereafter                                          215
                                             ================
     Total                                     $       4,521
                                             ================

Rent expense for all leases totaled $1,211,000, $1,080,000, and $921,000 in 1997, 1996, and 1995, respectively.

CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under non-cancelable lease agreements. In addition, HeartScan leases five scanners for its clinics, payments of which are guaranteed by Imatron. The equipment leased by Imatron and HeartScan are accounted for as Capital Leases. As of December 31, 1997, equipment under the capital lease arrangements and included in property and equipment aggregated $8,462,000. Accumulated amortization related to this equipment totaled $1,846,986 as of December 31, 1997. Amortization expense is included in depreciation and amortization.

Future minimum lease payments under capital lease obligations at December 31, 1997, are as follows (in thousands):

    1998                                       $       2,075
    1999                                               2,124
    2000                                               1,842
    2001                                                 796
    2002                                                 365
                                             ----------------
    Total minimum payments                             7,202

    Less amounts representing interest               (1,117)
                                             ----------------
    Total principal                                    6,085

    Less portion due within one year                 (1,578)
                                             ================
    Long-term portion                          $      4,507
                                             ================

Remaining deferred income on sale-leaseback transactions amounted to $1,992,000, $1,920,000, and $1,586,000 at December 31, 1997, 1996, and 1995, respectively.

Interest paid on long-term obligations including capital lease obligations was $521,000, $582,000, and $386,000 in 1997, 1996, and 1995, respectively.

LICENSE AGREEMENTS

In February 1981, the Company was granted the exclusive use for five years and nonexclusive use thereafter of certain technology and a patent pending owned by the University of California ("UC") under the terms of license and sublicense agreements between UC and Emersub Incorporated ("Emersub"), a wholly owned subsidiary of Emerson Radio Corp., and Emersub and Imatron Associates (the predecessor to the Company), respectively. In June 1986, the license and sublicense agreements were amended to extend the Company's exclusive use of the technology through the remaining life of the patent #4,352,021, "X-ray Transmission Scanning System and Method and Electron Beam X-ray Scan Tube for Use Therewith" in exchange for modified annual royalty payments to Emersub equal to 2.125% of net sales of the C-150 Ultrafast scanner. Charges to operations for 1997, 1996, and 1995 were $179,350, $91,470, and $91,470, respectively.

Pursuant  to  the  Memorandum  of  Understanding   with  Siemens,   the  Company
transferred five patents to Siemens, two of which cover features of the Company's C-150 scanner, in complete consideration of the cancellation by Siemens of the $4 million term loan to the Company. As part of the agreement, Siemens granted to the Company a non-exclusive, irrevocable, perpetual license to the five patents. The license is subject to a royalty of $20,000 for each new C-150 unit (or other EBT unit produced by Imatron after April 1, 1995), commencing with the 21st C-150 (or other Imatron EBT) unit produced in any year and continuing thereafter for ten years after such first quarter in which such 21st unit is produced. To date, Imatron has not produced more than 20 scanners in any year and, therefore, no royalties have been due under this agreement.

Note 7 - CAPITAL STOCK

COMMON STOCK

In 1995, the Company closed a private placement of its common stock. The private placement realized proceeds of $9,882,000 (net of offering costs) through the sale of 1,200,000 units. A unit consists of five shares of Imatron Inc. Common Stock and one five-year warrant to purchase one share of Imatron Common Stock at $2.31 per share. In connection with the private placements, the Company issued an additional 91,819 units as a result of the adjustment on the stock price based on the 60-day average price as stated in the Common Stock purchase agreement. The adjusted price per unit was $8.25 or $1.65 per share of Common Stock.

In 1996, Imatron sold 4,500,000 shares of common stock and issued five-year warrants to purchase 2,000,000 shares of common stock at an average price of $3.45 per share, netting proceeds of $11,348,000. In addition, in 1996, the company issued an additional 59,093 shares of common stock as a result of the adjustment on the stock price based on the 60-day average price pertaining to the previous 1995 private placement. As of December 31, 1996, no further rights for adjustments remain for the common stock.

On July 7, 1997, the Company filed an amendment to its Certificate of Incorporation. The amendment, which was approved by the Board of Directors on April 30, 1997, and by the shareholders at the annual meeting on June 30, 1997, increases the number of authorized shares of the Company's Common Stock from 100 million shares to 150 million.

HEARTSCAN EQUITY TRANSACTIONS

The terms of the Preferred Shares include 1,000,000 authorized shares with par value of $.001. There are 200,000 issued and outstanding shares at December 31, 1997 for all series of preferred stock of which 100,000 designated as "Series A Preferred Stock" and 100,000 designated as "Series B Preferred Stock" are outstanding at December 31, 1997. The holders of outstanding shares of Series A and B Preferred Stock are entitled to receive dividends in preference to the payment of any dividends on common stock. Before any dividend may be paid on the common stock, a dividend in an amount equal to or greater than the dividend proposed to be paid on the common shares must be paid on the Series A and B Preferred Stock.

Each share of Series A and B Preferred Stock is entitled to ten votes and is convertible into ten shares of common stock. Series A Preferred Stock has a preference in liquidation over the common stock and other series of preferred stock in the amount of $160.00 per share plus all accumulated and unpaid dividends. Series B Preferred Stock has a preference in liquidation of $80.00 per share plus all accumulated and unpaid dividends, after payment has been made to the holders of the Series A Preferred Stock.

To date, no dividend has been distributed to the holders of preferred stock.

Imatron originally reported $554,000 (48.3%) of HeartScan losses in its third quarter of 1996 using the equity method of accounting. The remaining net loss of $594,000 were attributed to the preferred stock ownership interest in HeartScan in the third quarter of 1996. The result of the consolidation of results of the operations of HeartScan was to increase the Company's net loss by $4,573,000 for the year ended December 31, 1996. Of this amount, $594,000 of losses that were originally attributed to the preferred shareholders' ownership interest in the third quarter of 1996 have now been consolidated with the Company's 1996 losses. As of December 31, 1997, $8,172,000 of losses were attributed to HeartScan operations.

As of December 31, 1997, Imatron's controlling interest in HeartScan is 49.3%. Imatron's interest in HeartScan is comprised of its ownership of 100,000 shares of HeartScan Series B Preferred Shares on an as converted basis plus 41,155 common shares of two individuals from HeartScan who are also working for Imatron. The 50.7% held by investors outside of Imatron is calculated on the basis of 100,000 shares of HeartScan Series A Preferred Stock outstanding on an as converted basis plus the common shares of HeartScan's President as he is not an employee of Imatron.

The HeartScan Series A Preferred Stock is held entirely by unaffiliated third parties and is classified in the accompanying consolidated balance sheets at December 31, 1997 and 1996, as minority interest. The HeartScan Series B Preferred Stock is held entirely by Imatron.

CONVERTIBLE PREFERRED STOCK OF HEARTSCAN

On June 26, 1996, Imatron completed a private placement offering whereby 100,000 shares of HeartScan Series A Preferred Stock were sold at $160 per share and realized net proceeds of $14,798,000. The preferred stock is convertible on a ten-to-one basis into HeartScan common shares at any time. Mandatory conversion of the preferred stock into common stock will occur upon the successful completion of a HeartScan initial public offering. The HeartScan Series A Preferred Stock may be exchanged at the sole option of the holder into Imatron common stock at an exchange price of $5.00 per share until the earlier of a) a two year period following closing of the Preferred Stock offering; or b) a HeartScan initial public offering. If there is no initial public offering within 24 months of the Preferred Stock closing, holders may convert the HeartScan Series A Preferred Stock into Imatron common stock at a conversion price equal to the greater of $1.50 per share or a 27% discount from the weighted average closing price of Imatron common stock for the 90 day period immediately preceding 24 months of the Preferred Stock closing (September 23, 1998) and each date that is three months thereafter to, including the 48th month following the Preferred Stock closing. The quoted closing price of Imatron's common stock at the date of the closing of the HeartScan Series A Preferred Stock offering was $5.75 (See Note 12).

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

WARRANTS



At December 31, 1997, outstanding warrants to purchase shares of the Company's common stock were as follows:
                                                                                                      Shares reserved for
                                                                                                       exercise of warrants
                                                                                                  --------------------------
Warrants,  expiring in 2000,  to purchase  shares of common  stock at $2.31 per share  issued
  under the October 1995 private placement                                                                       404,547
Warrants,  expiring in 2001,  to purchase  shares of common  stock at $1.71 per share  issued
  under the October 1995 private placement                                                                       192,400
Warrants,  expiring in 2001, to purchase  shares of common stock at $1.71 per share issued to
  Sitrick & Company in lieu of investor relation fees                                                            107,300
Warrants, expiring in 2002, to purchase shares of common stock at $2.74 per
    share issued to Sitrick & Company in lieu of investor relation fees                                           77,040
Warrants,  expiring in 1999,  to purchase  shares of common  stock at $3.25 per share  issued
  under the May 1996 private placement                                                                         1,200,000
Warrants,  expiring in 1999,  to purchase  shares of common  stock at $3.75 per share  issued
  under the May 1996 private placement                                                                           800,000
Warrants,  expiring in 2001,  to purchase  shares of common  stock at $6.20 per share  issued
  under the 1996 HeartScan private placement                                                                     182,903
Warrants,  expiring in 2002, to purchase shares of common stock at $2.63 per share issued for
  professional services rendered to the Company                                                                  200,000
Warrants,  expiring in 2001, to purchase  shares of common stock at $4.50 per share issued to
  TeraRecon under the July 1997 development agreement                                                          1,000,000
Warrants,  expiring in 2001, to purchase  shares of common stock at $4.50 per share issued to
  TeraRecon under the July 1997 development agreement                                                          2,000,000
                                                                                               --------------------------

Total at December 31, 1997                                                                                    6,164,190
                                                                                               ==========================

In 1995,  warrants were  exercised to purchase a total of 550,000 shares of common stock at prices ranging from $1.00 to $1.50 per share.

In 1996, warrants were exercised to purchase a total of 3,222,000 shares of common stock at prices ranging from $0.40 to $2.31 per share.

In 1997,  warrants were  exercised to purchase a total of 284,400 shares of common stock at prices ranging from $1.71 to $2.31 per share

COMMON STOCK RESERVED

At December 31, 1997, the Company has reserved shares of common stock for future issuances as follows (in thousands):

   Stock option plans                                              4,792
   Stock options outside the plans                                 1,500
   Stock purchase plan                                               534
   Stock warrants                                                  6,164
   Stock bonus plans                                                 673
   Conversion of HeartScan Preferred A                            10,667
                                                              -----------
   Total                                                          24,330
                                                              ===========

Note 8 - STOCK BASED COMPENSATION

STOCK BONUS PLAN

In February 1987, the Company adopted the 1987 Stock Bonus Plan which was approved by the shareholders. The stock bonus plan was adopted to reward and to provide incentive to participants for services. The total number of common shares that may be granted is 1,200,000, with no more than 400,000 shares awarded in any fiscal year. The Company granted 97,655, 19,409, and 0 shares under the plan in 1997, 1996, and 1995, respectively. Accordingly, the Company recorded compensation expense amounting to $261,000, $69,000 and $0 in 1997, 1996 and 1995, respectively. As of December 31, 1997, 673,255 common shares are reserved for future grants.

EMPLOYEE STOCK PURCHASE PLAN

In March 1994, the Company adopted an employee stock purchase plan covering most employees. Under the plan, employees may contribute up to 10% of their compensation to purchase shares of the Company's common stock at the lesser of 85% of the stock's fair market value at the offering period or end of each three-month interim offering period. The maximum number of shares offered under the Plan is 1,800,000 shares of common stock. At December 31, 1997, 533,887 shares were reserved and available for future issuance under the plan. A total of 193,208, 228,222, and 334,975 shares were issued at an average price of $2.06, $1.44, and $0.75 per share in 1997, 1996, and 1995, respectively.

STOCK OPTION PLANS

At December 31, 1997, Imatron has two and HeartScan has one stock option plan, which are described below. The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plans.

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using an option pricing model with the following weighted-average assumptions:

                                           1997          1996           1995
                                       -----------    ----------    -----------

 Expected stock price volatility           80.2%         80.2%          80.2%
 Risk-free interest rate                   6.27%         6.25%          6.37%
 Expected life - years                     3.54          3.64           3.55
 Expected dividend yield                   0.00%         0.00%          0.00%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had the Company elected to recognize compensation expense based on the fair value of the options granted at grant dates as prescribed by SFAS 123, net loss and basic and diluted loss per share would have been increased to the pro forma amounts indicated in the table below (in thousands):

                                        1997             1996            1995
                                  ---------------   -------------   -----------

 Net loss - as reported                 ($11,422)       ($13,737)       ($2,449)
 Net loss - pro forma                   ($12,452)       ($14,156)       ($2,620)
 Basic and diluted loss per share -
   as reported                          ($0.15)         ($0.18)         ($0.04)
 Basic and diluted Loss per share -
   pro forma                            ($0.16)         ($0.19)         ($0.05)

The weighted average fair value of options granted in 1997, 1996 and 1995 were $2.57, $2.63 and $1.24 per share, respectively. The weighted average remaining contractual life of all options at December 31, 1997, is 3.54 years.

The pro forma effect on net loss is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants prior to 1995, and the compensation expense that will be recognized in future years as the graded vesting periods become exercisable.

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

All stock options under the Directors Plan are granted at 85% of the common stock's fair market value at the grant date. Options granted under the plan generally vest evenly over four years following the grant date and expire five years from the grant date.

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



A summary of the activity under the Imatron stock option plans is as follows:

                                                                               Outstanding Options
                                                              -------------------------------------------------------
                                                 Shares                               Exercise
                                              Available for       Number of          price per          Aggregate
                                                 Grant             shares              share          exercise price
                                            ---------------    --------------    -----------------    ---------------

Balances at December 31, 1994                      368,892         4,592,759        $0.43 - $1.22         $    3,627

   Shares reserved - 1993 Plan                   2,500,000                 -                    -                  -
   1983 option plan termination                   (83,950)                 -        $0.51 - $0.56               (45)
   Options granted                               (413,800)           413,800                $1.03                426
   Options exercised                                     -       (1,320,377)        $0.51 - $1.22              (981)
   Options canceled                                301,125         (301,125)        $0.56 - $1.22              (288)
                                            ---------------    --------------    -----------------    ---------------

 Balances at December 31, 1995                   2,672,267         3,385,057        $0.43 - $1.22        $    2,739

   1983 option plan termination                    (5,550)                 -        $0.51 - $0.56                (3)
   Options granted                               (514,728)           514,728                $2.06              1,060
   Options exercised                                     -         (940,235)        $0.51 - $2.06              (795)
   Options canceled                                102,175         (102,175)        $0.56 - $1.22               (93)
                                            ---------------    --------------    -----------------    ---------------

Balances at December 31, 1996                    2,254,164         2,857,375        $0.43 - $2.06        $     2,908

   1983 option plan termination                   (14,000)                 -                $0.56                (8)
   Options granted                             (1,219,360)         1,219,360        $1.78 - $3.31              3,129
   Options exercised                                     -         (305,576)        $0.48 - $2.63              (274)
   Options canceled                                 83,273          (83,273)        $0.56 - $2.63              (171)
                                            ---------------    --------------    -----------------    ---------------

Balances at December 31, 1997                    1,104,077         3,687,886        $0.43 - $2.63        $    5,584
                                              ===============    ==============    =================    ===============



The following  table  summarizes  information  concerning  outstanding  and  exercisable  options as of December 31, 1997 (in thousands except per share amounts):

                                                          Options Outstanding                      Options Exercisable
                                                  -------------------------------------     -----------------------------------
                                                     Weighted
                                                      Average                                     Weighted
                                                     Remaining                                    Average
   Range of Exercise            Number of           Contractual       Weighted Average            Number of
        Prices                   Shares                Life             Exercise Price             Shares        Exercise Price
------------------------     ----------------     ------------- ---    -----------------     ----------------    --------------
     $0.51 - $2.00                     2,228           1.43                $0.79                      1,727         $0.79
     $2.01 - $3.50                     1,385           3.92                $2.51                        452         $2.51
     $3.51 - $5.00                        75           4.26                $4.66                          6         $3.99
                             ================     ================   ==================     ================    ===============
                                       3,688           2.42                $1.51                      2,185         $1.16
                             ================     ================    =================     ================    ===============

Options for 2,185,394, 1,588,533, and 1,406,997 shares of the Company's common stock were exercisable under the plans at December 31, 1997, 1996, and 1995 at an aggregate exercise price of $2,527,620, $1,460,599, and $1,146,916, respectively.

In October 1995, HeartScan approved the adoption of the HeartScan Imaging, Inc. 1995 Stock Option Plan ("HSI Stock Option Plan") which provides for the granting of incentive stock options to employees and nonstatutory stock options to employees, nonemployee directors, and certain consultants. All incentive stock options are granted at the common stock's fair market value at the grant date, and nonstatutory stock options are granted at not less than 85% of the common stock's fair market value at the grant date. Options granted under the plan generally vest annually over four years following the grant date and have a maximum term of ten years.


A summary of the activity under the HSI Stock Option Plan is as follows:
                                               Shares
                                           available for         Number of shares         Aggregate           exercise price
                                               grant               outstanding         Price per share        (in thousands)
                                          -----------------    ------------------   ------------------    --------------------
Balances at December 31, 1995                       137,500               112,500          $     0.001          $       -



Options granted                                    (75,000)                75,000                0.100                 8
Options exercised                                         -               (72,656)                0.001                -
                                           -----------------      ------------------   ------------------    -------------------

Balances at December 31, 1996                       62,500                114,844           $     0.07           $     8

                                            -----------------    ------------------   ------------------    ------------------

Shares reserved                                    250,000
Options granted                                   (153,500)               153,500           $     0.25            $     38

Warrants issued                                    (30,002)                30,002                16.00                 480
Options exercised                                      -                  (38,811)                 0.04                 (2)
                                           ------------------   ------------------    --------------------     ---------------


     Balances at December 31, 1997                 128,998               259,535           $     2.02              $    524
                                             =================    ==================   ==================    =================

At December 31, 1996, options to purchase 18,750 shares of HeartScan common stock were exercisable at an aggregate exercise price of $1,875.

At December 31, 1997, there were 88,815 shares of HeartScan common stock exercisable at an aggregate exercise price of $489,813.

The difference between the exercise price and fair market value of HeartScan's common stock at the date of issue of the stock options totaling $329,000 has been recorded as deferred compensation and a component of stockholders' equity. Of this amount, $70,000 and $27,000 have been recognized as compensation expense in 1997 and 1996, respectively. The remaining $231,000 will be recognized as an expense as the shares vest over a period of up to four years. The value was established at $2.00 per share based on the fair value of Imatron stock at the time of issuance of the HeartScan options.



The following table summarizes  information  concerning  HeartScan's  outstanding and exercisable  options as of December 31,
1997 (in thousands except per share amounts):
                                                          Options Outstanding                      Options Exercisable
                                                  -------------------------------------     -----------------------------------
                                                     Weighted
                                                      Average                                   Weighted
                                                     Remaining                                  Average
   Range of Exercise            Number of           Contractual       Weighted Average          Number of
        Prices                   Shares                Life            Exercise Price           Shares          Exercise Price
------------------------     ----------------     ----------------    -----------------     ----------------    ---------------

         $.001                         7,033           7.83                $0.001                         -           -
     $0.10 - $0.25                   222,500           9.17                $ 0.20                    58,813         $0.17
        $16.00                        30,002           7.83                $16.00                    30,002         $16.00
                            ================     ================     ================      ================    ===============
                                     259,535           8.98                $2.02                     88,815         $5.51
                             ================     ================    =================     ================    ===============

Note 9 - RETIREMENT SAVINGS PLAN

RETIREMENT SAVINGS PLAN

In 1987, the Company established a qualified retirement plan under the provisions of section 401(K) of the Internal Revenue Code, in which eligible employees may participate. Substantially all participants in this plan are able to defer compensation up to the annual maximum amount allowable under the Internal Revenue Service regulations. The Plan was amended in 1994 to provide for employer contributions equal to 50% of every dollar of employee contribution, with a maximum of 6% of employee wages. The Company contributed approximately $259,000, $212,000, and $169,000 in 1997, 1996, and 1995,
respectively.

Note 10 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of December 31, are as follows (in thousands):
                                                     1997                1996
                                                   -----------    --------------

Deferred tax assets:
 Net operating loss carryforwards                  $  26,890      $       24,489
 Federal credit carryforwards                            970                 842
 Expenses not currently deductible for tax purposes    6,478               3,446
 Deferred revenue previously taxed                       394                 614
 Other                                                   265                 150
                                                   -----------    --------------
    Deferred tax assets                               34,997              29,541

Valuation allowance                                  (32,081)           (28,838)
                                                   -----------    --------------

 Net deferred tax assets                               2,916                 703
                                                   -----------    --------------

Deferred tax liabilities:
 State income taxes                                      764                 479
 Other                                                 2,152                 224
                                                   -----------    --------------
    Deferred tax liabilities                           2,916                 703
                                                   -----------    --------------
Net deferred taxes                                    $    -           $      -
                                                   ============    =============

The net change in the valuation allowance was $3,243,000, $6,431,000, and $925,000 for 1997, 1996 and, 1995 respectively, principally resulting from net operating loss carry forwards.

The reconciliation of income tax attributable to continuing operations compared at the U.S. federal statutory rates to income tax expense is as follows:

                                            1997          1996          1995
                                          ----------    ----------    ---------
 Federal statutory rate                     (34%)         (34%)        (34%)
 Valuation allowance                         34%           34%          34%
                                         ==========    ==========    =========
 Effective tax rate                          0%            0%            0%
                                          ==========    ==========    =========

Due to the issuance of preferred stock which occurred June 26, 1996, utilization of the net operating loss and tax credit carryforwards for the Company and its subsidiary, HeartScan, will be subjected to separate return limitations.

At December 31, 1997, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $62,237,000 and $7,185,000, respectively. Additionally, the Company has research and development and alternative minimum tax credit carryforwards of approximately $970,000 at December 31, 1997. The net operating loss and the research and development tax credit carry forwards expire in various years from 1998 through 2012. In addition, HeartScan has net operating loss carryforwards for federal and state income purposes of approximately $13,315,000 and $6,177,000, respectively. The net operating loss carryforwards expire in various years from 2001 through 2012.

Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss and tax credit carry forwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

Note 11 - SEGMENT INFORMATION AND FOREIGN SALES

The Company operates in two industry segments. Imatron operates in one industry segment in which it designs, manufactures, services and markets a computed tomography scanner and HeartScan Imaging, Inc., which operates centers that perform the coronary artery scan procedures. Imatron's identifiable assets principally consist of cash and cash equivalents, receivables, inventories and net investments in HeartScan. The scanners used by HeartScan clinics represent a the majority of HeartScan's identifiable assets. The intercompany eliminations include Imatron's net investments in HeartScan, intercompany profits and intercomapany receivables. The following table summarizes the results of operations for the Company's two major business segments for each year ended December 31:




                                                              Imatron          HeartScan     Eliminations    Consolidated
(In thousands)                                          ---------------   --------------  -------------- ----------------
1997:
Sales to customers                                       $      28,288        $   14,350     $  (6,585)         $ 49,223
Sales to affiliated customers                                    5,084                -           (436)            4,648
Total Revenue                                                   37,317            2,542           (436)           39,423
Operating profit loss                                           (3,915)          (6,229)            -            (10,144)
Identifiable assets                                             37,376           14,350         (6,585)           49,223
Depreciation and amortization expense for
     the period                                                    665            1,653                            2,318
Capital expenditures for the period                              1,015               60                            1,075

1996:
Sales to customers                                        $      15,749        $   1,293      $      -          $  17,042
Sales to affiliated customers                                     9,092                -           (366)            8,726
Total revenue                                                    24,841            1,293           (366)           25,768
Operating profit loss                                           (8,046)           (4,343)           (20)          (12,409)
Identifiable assets                                              35,164           20,478         (2,450)           53,192
Depreciation and amortization expense for
  the period                                                        580              794              -             1,374
Capital expenditures for the period                               1,138            1,351              -             2,489

1995:
Sales to unaffiliated customers                           $      17,027        $     460           $  -         $  17,487
Sales to affiliated customers                                     9,346                -           (133)            9,213
Total revenue                                                    26,373              460           (133)           26,700
Operating loss                                                  (3,693)           (2,465)                          (6,158)
Identifiable assets                                              27,061             5,057          (1,242)          30,876
Depreciation and amortization expense for
  the period                                                      1,269              440              -             1,709
Capital expenditures for the period                                 588              544              -             1,132

Foreign based revenues relate to the sale of scanners by the Company. The sale of scanners to end-users outside the United States were $22,290,000, $10,398,000, and $11,300,000 in 1997, 1996, and 1995, respectively. The scanner sales price varies depending on the customer requirements. In particular, sales to Siemens, Imatron Japan, Inc. and third-party leasing companies have a lower gross margin than sales to third parties. The following table represents the scanner sales by significant geographic areas (in thousands):

                              1997                1996                 1995
                         ----------------    ----------------    ---------------

United States ( a )        $      2,803        $      2,747         $      1,821
Europe ( b )                      5,064               1,748                1,000
Japan   ( c )                     4,200               7,150                7,150
Asia Pacific ( d )               10,896               1,500                3,150
South Africa                      2,130            -                   -
                          ================    ================    ==============
Total scanner sales (e)  $     25,093        $     13,145            $    13,121
                          ================    ================    ==============


(a) Sales to third-party leasing companies under the sale-leaseback transactions amounted to $1,774,000 and $1,821,000 , 1996 and 1995, respectively. Sales to Siemens amounted to $1,603,000 in 1997.
(b) Sales to Siemens amounted to $4,137,000, $1,748,000 and $1,000,000 in 1997,
    1996 and 1995, respectively. Sales to third-party leasing companies under the sale-leaseback transactions amounted to $977,000 in 1997.
(c) Sales to an affiliated customer, Imatron Japan, Inc.
(d) Sales to customers in China, Malaysia, Singapore and Korea.
(e) All sales are denominated in US currency, therefore, there are no foreign currency risk.

A summary of identifiable assets of the HeartScan  segment (in thousands):

                                  1997              1996              1995
                            ----------------   -------------   ---------------
Cash                         $     6,025         $   9,617       $        187
Trade Receivables                   272               234                  41
Prepaid Expenses                     63                63                  51
                         ................  ................   ................

Current Assets                    6,360            9,914                 279

Property and Equipment, net       7,985            8,059               4,773

Other Assets                          5            2,505                   5
                      ................... ................ ..................

Total Assets            $        14,350        $  20,478      $       5,057
                       =================== ================ ==================

Note 12 - RESTATEMENT

In March 1997, subsequent to the Company finalizing its 1996 consolidated financial statements, the Securities and Exchange Commission ("SEC") announced its position on accounting for the issuance of convertible preferred stock with a nondetachable conversion feature that is deemed "in the money" at the date of issue (a "beneficial conversion feature"). The beneficial conversion feature is initially recognized and measured by allocating a portion of the preferred stock proceeds equal to the intrinsic value of that feature to additional paid-in-capital. The intrinsic value is calculated at the date of issue as the difference of the conversion price and the quoted market price of the Company's common stock, into which the security is convertible, multiplied by the number of shares into which the security is convertible. The discount resulting from the allocation of proceeds to the beneficial conversion feature is treated as a dividend and is recognized as a return to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return (i.e. from the date the securities are issued to the date they are first convertible). The accounting for the beneficial conversion feature requires the use of an unadjusted quoted market price (i.e. no valuation discounts allowed) as the fair value used in order to determine the intrinsic value dividend. Additionally, preferred dividends of a subsidiary are included in minority interest as a charge against income.

Prior to applying to the accounting described above, in its previously issued financial statements, the Company had not recognized an intrinsic value dividend on the HeartScan preferred stock which was issued in June 1996. The discounted conversion features of this preferred stock into Imatron common stock (the immediate conversion at $5.00 per share and the conversion in two years from the date of the preferred stock issuance at a 27% discount) was provided to the preferred shareholders, in essence to provide them with an exit strategy in the absence of a HeartScan IPO (see Notes 1 and 7). Thus the Company did not believe a discount should be recognized on a contingently issuable security. furthermore, at the time of agreeing to the terms of the transaction the $5 per share immediate conversion price was above the market price of the Company's common stock but at the time the HeartScan preferred stock was actually issued, the market price had increased to $5.75 and thereafter, it dropped below $5 again. Accordingly, the Company did not believe that any calculation of the discount should include the impact of this short-term market fluctuation.

In December 1997, the staff of the SEC gave a speech further refining its March 1997 annoucement. Based on discussions with the staff of the SEC in April 1998, the staff concluded that the Company should retroactively apply its annoucement because it should be applied to contigently issuable securities and, as discussed in the December speach, the portion attributable to the discount that could have been obtained immediately on conversion (eventhough the share had not been registered yet) should be recognized on the day the preferred shares were issued. The balance of the discount based on a market value of $5.75 per common share is being recoginized over two years from the date of issuance.

The consolidated financial statements as of and for the year ended December 31, 1996 have been restated to give effect to the accounting treatment described above. The restatement resulted in (1) a reclassification in the consolidated balance sheet of $5,890,000 reducing minority interests and increasing additional paid-in capital equity and (2) the recognition of a minority interest charge of $3,272,000 (including $2,400,000 as of the date of the perferred shares were issued) in the consolidated statement of operations increasing the Company's net loss from $10,465,000 to $13,737,000. The remaining discount of $2,618,000 will be accreted to minority interests through June 30, 1998.

The minority interest is recognized as an increase in minority interest in the balance sheet.

The restatement of the Previously issued 1996 consolidated financial statements, in order to apply to the accounting described herein for the intrinsic value of the beneficial conversion features, does not affect the cash flows of the Company.

IMATRON INC.

                              Index of Exhibits


Exhibit                                                                 SEC
Number                     Description                                 Page No.

(See Footnotes)

3.1      (1)    Certificate of Incorporation of the Company, as amended, as of
                March 31, 1983.

3.3      (2)    Certificate of Amendment of Certificate of Incorporation filed with the New Jersey Secretary of State on June 17, 1988.

3.4      (2)    Certificate of Amendment of Certificate of Incorporation filed with the New Jersey Secretary of State on  July 26, 1988.

3.5      (3)    Certificate of Correction of Certificate of Amendment of
                Certificate of Incorporation filed with the New Jersey
                Secretary of State on February 7, 1989.

3.6      (4)    Certificate of Amendment of Certificate of Incorporation filed with the New Jersey Secretary of State on March 29, 1990.

3.7      (5)    Certificate of Amendment of Certificate of Incorporation filed with the New Jersey Secretary of State on December 7, 1990.

3.8      (6)    Certificate of Amendment of Certificate of Incorporation filed with the New Jersey Secretary of State on July 7, 1997.

3.9      (7)    Bylaws, as amended April 30, 1992.

4.1      (8)    Form of Warrant issued to investors in Private Offering
                concluded October 19, 1995.

4.2      (9)    Form of Warrant issued to investors in Private Offering
                concluded May 24, 1996.

4.3      (10)   Form of Warrant issued to Gary Post on March 8, 1996.

4.4      (10)   Form of Warrant issued to investors in HeartScan Private
                Offering concluded June 24, 1996.

4.5             Form of Warrant issued to TeraRecon Inc. on October 15, 1997.

4.6             Form of Warrant issued to TeraRecon Inc. on October 21, 1997.

4.7 Form of Warrant issued to investors in connection with a Private Offering which concluded January 28, 1997

Exhibit                                                                 SEC
Number                     Description                                 Page No.

(See Footnotes)

10.1     (1)    Sublicense Agreement between the Company and Emersub
                Incorporated dated February 1, 1981.

10.2     (11)  Amendment to Sublicense Agreement between Registrant and Emersub
                Incorporated dated June 30, 1986.

10.3     (4)    License Agreement dated as of September 13, 1988 between the
                Company and EMI Limited

10.4     (23)   1997 Stock Bonus Incentive Plan

10.5     (3)    Amendment dated July 20, 1987 to Lease dated August 23, 1983 by and between the Company and Diodati Property Trust and Patrician Associates, Inc.

10.6     (7)    Polly Force Distribution Agreement

10.7     (13)*  Basic Agreement between the Company and Siemens Corporation dated March 14, 1991

10.8     (13)   Loan Agreement between the Company and Siemens Corporation dated
                March 14, 1991

10.9     (13)* Exclusive Importer Agreement dated November 12, 1990 between the
                Company and Mitsui & Co., Ltd.

10.10    (13)*  Distributorship Agreement dated November 12, 1990 among the
                Company, Mitsui & Co., Ltd. and PASCO Corporation

10.11    (13)   Common Stock Purchase Agreement dated October 15,1990 between the Company and PASCO Corporation

10.12    (14)   1991 Non-Employee Director's Stock Option Plan

10.13    (15)   Lease Agreement between the Company and J. Grant Monahon, James
                S. Keagy and Jeffrey H. Stevenson, as Trustees of AEW #79 Trust for the premises located at 389 Oyster Point Boulevard, South
                San Francisco, California, dated November 1, 1991

10.14    (15)   Amendment No. 1 to Lease Agreement between the Company and J.
                Grant Monahon, James S. Keagy and Jeffrey H. Stevenson, as
                Trustees of AEW #79 Trust for the premises located at 389
                Oyster Point Boulevard, California, dated June 15, 1992

10.15    (15)   Second amendment to Sublicense Agreement between the Company and
                Emersub Incorporated dated October 1, 1990

10.16    (15)   Agreement dated October 31, 1991, to terminate Lease Agreement dated August 23, 1983

Exhibit                                                                 SEC
Number                     Description                                 Page No.

(See Footnotes)

10.17    (15)   Release and Settlement Agreement between the Company and Arthur
                P. Gould & Co. dated July 27, 1992

10.18    (16)   Right of first refusal and option agreement between the Company and FI.M.A.I. Holding, S.A. dated January 22, 1993

10.19    (16)*  Amendment No.1 to Basic Agreement between the Company and
                Siemens Corporation dated September 30, 1992

10.20    (16)   Amendment No.1 to loan agreement between the Company and
                Siemens Corporation dated December 31, 1992

10.21    (16)   Amendment No.2 to loan agreement between the Company and
                Siemens Corporation dated March 12, 1993

10.22    (16)   Mortgage and Security Agreement dated as of March 12, 1993 between Imatron Inc. and Siemens Corporation

10.23    (16)*  Patent License Agreement dated as of March 12, 1993 between
                Imatron Inc. and Severson & Werson, A Professional
                Corporation

10.24    (16)   Escrow Holder Agreement dated as of March 12, 1993 by and among
                Imatron Inc., Siemens Corporation and Severson & Werson, A
                Professional Corporation

10.25    (16)*  Sole License Agreement dated as of March 12, 1993 between
                Imatron Inc. and Siemens Corporation

10.26    (16)   C-150 License Agreement dated as of March 12, 1993 between
                Imatron Inc. and Siemens Corporation

10.27    (16)*  License Agreement dated as of March 12, 1993 between Imatron
                Inc. and Siemens Corporation

10.28    (16)   Amendment No. 2 to Lease Agreement between the Company and J.
                Grant Monahon, James S. Keagy and Jeffrey H. Stevenson, as Trustees of AEW #79 Trust for the premises located at 389
                Oyster Point Boulevard, California dated December 31, 1992

10.29    (16)   Termination Agreement dated December 9, 1992, terminating
                Stockholders Agreement dated August 13,1990, between the
                Company and FI.M.A.I Holding, S.A.

10.30    (16)   Amendment No.1 dated February 23, 1993, to Release & Settlement
                Agreement

10.31    (16)   Form of Registration Rights Agreement between the Company and investors in Private Offering concluded September 15,1992

10.32    (17)   1993 Stock Option Plan, as amended to date

10.33    (18)   1994 Employee Stock Purchase Plan, as amended to date

Exhibit                                                                 SEC
Number                     Description                                 Page No.

(See Footnotes)

10.34    (19)   Settlement Agreement dated December 10, 1993 between the
                Company and Mitsui & Co., ltd.

10.35    (19)   Transition Agreement dated December 10, 1993 between the
                Company and Mitsui & Co., Ltd.

10.36    (20)   Amendment No. 2 to Basic Agreement dated December 14, 1993 between the Company and Siemens Corporation.

10.37    (20)   Amendment to Loan Agreement and Waiver dated December 14, 1993 between the Company and Siemens Corporation.

10.38    (21)   Executive Employment Agreement dated as of June 11, 1993
                between the Company and S. Lewis Meyer.

10.39    (21)   Warrant Agreement dated June 7, 1993 between the Company and S.
                Lewis Meyer.

10.40    (21)   Employment Agreement dated December 15, 1993 between the
                Company and Gary H. Brooks.

10.41    (21)   Employment Agreement dated October 1, 1993 between the Company and Dale Grant.

10.42    (21)   Agreement and Joint Company Agreement between the Company, Tobu
                Land System Company and Kino Corporation dated January 7, 1994

10.43    (21)   Distributorship Agreement between the Company and Imatron Japan
                K. K. dated February 3, 1994.

10.44    (21)   First Amendment to Distributorship Agreement between the
                Company and Imatron Japan K. K. dated February 8, 1994.

10.45    (21)   Memorandum of Understanding dated February 2, 1994 between the
                Company and Siemens AG, Medical Engineering Group.

10.46    (21)   Memorandum of Understanding dated February 2, 1994 between
                Company and Siemens AG, Medical Engineering Group (Evolution
                Upgrade project and distribution agreement).

10.47    (21)   Letter Agreement dated March 7, 1994 from FI.M.A.I. Holding S.A.

10.48    (22)*  Amendment No. 3 to Basic Agreement dated March 1, 1994 between the Company and Siemens Corporation.

10.49    (22)*  Amendment No. 4 to Basic Agreement dated as of October 20, 1994 between the Company and Siemens Corporation.

Exhibit                                                                 SEC
Number                     Description                                 Page No.

(See Footnotes)

10.50    (22)*  Amendment No. 5 to Basic Agreement dated as of November 17, 1994 between the Company and Siemens Corporation.

10.51    (22)*  Amendment No. 6 to Basic Agreement dated as of December 28,
                1994 between the Company and Siemens Corporation and related Letter Agreement dated December 29, 1994.

10.52    (22)*  Amendment No. 7 to Basic Agreement dated as of February 28,
                1995 between the Company and Siemens Corporation.

10.53    (22)*  Memorandum of Understanding dated March 31, 1995 between the
                Company and Siemens Corporation.

10.54    (24)   Development Agreement dated July 22, 1997 between the Company and TeraRecon Inc.

10.55    (25)   Stock  Purchase  Agreement  between the Company,  HeartScan
                Imaging, Inc., and investors in a Private Offering which concluded June 24, 1996.

10.56    (10)   Form of Warrant Purchase Agreement between the Company and investors in the Private Offering which concluded June 24, 1996.

10.57 Agreement for Service Support dated February, 1997 between the Company and Siemens Medical Systems, Inc.

10.58 Warrant Purchase Agreement between the Company and TeraRecon Inc. dated October 15, 1997

10.59 Warrant Purchase Agreement between the Company and TeraRecon Inc. dated October 21, 1997

11.0            Computation of Per Share Earnings.

23.0           Consent of Independent Auditors.


_______________
* Confidential Treatment Request granted by the Securities and Exchange Commission.

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 filed with the Commission on June 1, 1983 (File No. 2-84146) and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed with the Commission on February 3, 1989 (File No. 33-26833) and incorporated herein by reference.

(3) Filed as an Exhibit to the Form 8 Amendment Number 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 filed with the Commission on May 2, 1989 and incorporated herein by reference.

(4) Filed as an Exhibit to the Company's Annual Report Form 10-K for the Fiscal year ended December 31, 1989 and incorporated herein by reference.

(5) Filed as an Exhibit to the Company's Registration Statement Form S-3 filed on January 24, 1991 (File No. 33-38676) and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's Registration Statement on Form 8-K filed with the Commission on July 17, 1997 and incorporated herein by reference.

(7) Filed as an Exhibit to Post-Effective Amendment Number 1 to the Company's Registration Statement Form S-3 filed with the Commission on May 5, 1992 (File No. 33-32218) and incorporated herein by reference.

(8) Filed as an Exhibit to the Company's Registration Statement on Form S-3 filed on May 10, 1996 (Registration No. 333-3529) and incorporated herein by reference.

(9) Filed as an Exhibit to the Company's Registration Statement on Form S-3 filed on June 25, 1996 (Registration No. 333-6749) and incorporated herein by reference.

(10) Filed as an Exhibit to the Company's Registration Statement on Form S-3 filed on September 6, 1996 (Registration No.333-11515) and incorporated herein by reference.

(11) Filed as an Exhibit to the Company's Registration Statement on Form S-1 filed with the Commission on September 11, 1986 (File No. 33-8668) and incorporated herein by reference.

(12) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983 and incorporated herein by reference.

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

(17) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed on August 3, 1993 (Registration No. 33-66992).

(18) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed on November 16, 1993 (Registration No. 33-71786).

(19) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on January 26, 1994 and incorporated herein by reference.

(20) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on February 4, 1994 and incorporated herein by reference.

(21) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31 1993, and incorporated herein by reference.

(22) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1994 and incorporated herein by reference.

(23) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed on October 30, 1996 (Registration No.333-15081) and incorporated herein by reference.

(24) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on July 22, 1997 and incorporated herein by reference.

(25) Filed as an Exhibit to the Company's Current Report of Form 8-K filed on July 1, 1996 and incorporated herein by reference.