Form 10-K/A
period 1997-12-31
IMATRON INC
filed 1998-04-29
CIK 720477

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A



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



THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DESCRIBED IN ANY SUCH FORWARD LOOKING STATEMENTS. RISKS INHERENT IN IMATRON'S BUSINESS AND FACTORS THAT COULD CAUSE OR CONTIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THE CONSIDERATIONS SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENTS.

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

The Ultrafast CT scanner can be operated in three scanning modes: Single Slice mode, Multi-Slice mode and Continuous Volume Scanning mode. The Single Slice mode can acquire up to 140 images per acquisition and can be timed to the heart cycle with ECG triggering. This mode employs scan times from 100 milliseconds to seconds as compared to 0.7 to 3 second exposure times of conventional CT scanners. The Multi-Slice mode incorporates scan times of 50 milliseconds and can acquire up to 180 images in 6 seconds. This mode can also be timed over the cardiac cycle with ECG triggering. The Continuous Volume Scanning mode can acquire up to 140 images in 15 seconds, outperforming spiral or helical scanning modes on conventional CT scanners. Advantages include excellent slice registration for 3D reconstruction, respiratory motion-free pulmonary imaging, pediatric scanning, trauma, IV contrast reduction, and increased patient throughput.

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

The Company maintains a customer support center in South San Francisco California and field service forces in the United States, Europe and Asia for its service business. Together with its distributors, the Company services over 87 installed systems worldwide including approximately 20 systems manufactured by vendors other than Imatron. The Company generates service revenues under service contracts with Imatron and non-Imatron customers, providing service on a contract and time and material bases to such customers after the warranty period.

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

On March 31, 1995, the Company and Siemens entered into a three-year agreement (the "Memorandum of Understanding" or "MOU") pursuant to which the relationship of the parties as established by the Basic Agreement was substantially restructured. Pursuant to the MOU, the sub-agreements of the Basic Agreement were terminated and a number of new relationships were created. First, Siemens agreed to exchange the Company's $4.0 million note for five patents subsequent to an arms-length negotiation between the two parties subject to a royalty-bearing license back to Imatron (see Patents and Licenses below). In addition the minimum purchase provision of the previous distribution agreement was canceled. The sale of the patents have no material impact on the Company as Siemens granted to Imatron a non-exclusive, irrevocable, perpetual royalty-bearing license on the transferred patents. These patents were not part of the technology being developed under the Collaborative Research Agreement between Siemens and Imatron. The gain calculated as the difference between the patents' book value of $0 and the net carrying amount of the extinguished debt of $4,000,000, was recognized as income for the period.

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

                              GOVERNMENT REGULATION

Amendments to the Federal Food, Drug and, Cosmetic Act ("Amendments") enacted in 1976, and regulations issued or authorized thereunder, provide for regulation by the FDA of the marketing, manufacturing, labeling, packaging, sale and distribution of "medical devices", including the Company's scanner. Among these regulations are requirements that medical device manufacturers register their manufacturing facilities with the FDA, list devices manufactured by them, file various reports and comply with specified Good Manufacturing Practice ("GMP") regulations. The FDA enforces additional regulations regarding the safety of equipment utilizing x-rays, which includes CT scanners. Various states also impose similar regulations. The Amendments also impose certain requirements which must be met prior to the initial marketing of medical devices introduced into commerce after May 28, 1976. Other requirements imposed on medical device manufacturers include a pre-market notification process commonly known as the 510(k) application to market a new or modified medical device. Additionally, and specifically, if required by the FDA, a pre-market approval ("PMA") may be required. This process is potentially expensive and time consuming and must be completed prior to marketing a new medical device. The Company has received appropriate clearances from the FDA to market the C-150 Ultrafast CT scanner. The Company believes that it is presently in substantial compliance with the GMP requirements and other regulatory issues promulgated by the FDA.

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



ITEM 6 -  SELECTED FINANCIAL DATA


                                  IMATRON INC.
                         SELECTED FINANCIAL INFORMATION
                    (in thousands, except per share amounts)


OPERATING INFORMATION


          Year Ended December 31           1997              1996               1995              1994               1993
                                       -------------    ----------------    --------------    --------------    ---------------

Total revenues                           $   39,423         $    25,768        $   26,700       $    33,571       $     25,111
Operating income (loss)                  $ (10,144)         $  (12,409)        $ ( 6,158)       $       549       $    (2,871)
Net income (loss)                        $( 11,422)         $  (13,737)        $ ( 2,449)       $     2,310       $    (2,871)
Basic and diluted net income
(loss) per share                         $   (0.15)         $    (0.18)        $  ( 0.04)       $     $0.04       $     (0.06)
Number of shares used
   in per share calculations                78,461              74,406             57,598            62,102             47,865


BALANCE SHEET INFORMATION


At December 31                        1997             1996               1995               1994               1993
                                ---------------   --------------    ---------------    ----------------   ---------------

Working capital                    $     26,050      $    33,042       $     14,252       $       8,741      $      5,536
Total assets                             49,223           53,192             30,876              21,173            15,903
Long term obligations
   including capital lease
   obligations                            4,507            4,604              3,311               4,992             4,992
Total liabilities                        17,898           15,666             14,651              14,303            12,265
Minority Interest                        14,255           12,323                -                   -                 -
Preferred stock                            -                 -                 -                  1,308             2,008
Shareholders' equity                     17,070           25,203             16,225               6,870             3,638



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

The Company's assets decreased to $49,223,000 compared to December 31, 1996 total assets of $53,192,000. Net cash used in operating activities during the year ended December 31, 1997 was $10,791,000 compared to $10,302,000 in 1996.
The increase in accounts receivable resulted from increasing product sales, the lengthening of customer payment terms due to delays in product installations resulting from site preparation. The economic and currency related uncertainties in other countries also resulted in a delay of payments. Accounts payable decreased due to changes in the timing of payments, offset by an increase in purchases related to the volume of business.

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


                              RESULTS OF OPERATIONS

1997 vs. 1996

Total revenues for the year ended December 31, 1997, of $39,423,000 increased $13,655,000 or 53% compared to 1996 revenues of $25,768,000. Net product revenues increased to $27,368,000 in 1997 from $16,010,000 in 1996 due to shipment of 18 scanners in 1997 as compared to 10 in 1996. Net product revenues in 1997 and 1996 include sales under sale-leaseback arrangements amounting to $927,000 and $1,774,000 in 1997 and 1996, respectively. Service revenues increased to $4,513,000 in 1997 from $3,465,000 in 1996 due to an increase in scanners under service contracts. The increase primarily resulted from the service support agreement entered into with Siemens (see Note 6 to Notes to Consolidated Financial Statements - Transactions with Siemens Corporation). Development contract revenue of $5,000,000 represents non-refundable payments received from Siemens to compensate the Company for its research and development efforts for which Siemens received certain rights under the three year Memorandum of Understanding entered into in 1995.

Clinic revenues related to HeartScan Imaging, Inc. (HeartScan) increased by 97% to $2,542,000 in 1997 compared to $1,293,000 in 1996 due primarily to an increase in the number of clinics operating for the full year in 1997 from 3 in 1996 to 5 in 1997. In addition, the number of patient scans per clinic also increased due to promotional and marketing efforts by HeartScan. Although clinic revenues increased, the addition of new clinics increased net loss due to the start-up expenses of these clinics. The Company anticipated that the start-up period would range from twelve to eighteen months. The start-up phase for the sites has taken longer than expected as acceptance of the coronary artery scan within the medical community has been slower than projected.

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

Clinic costs of revenues as a percentage of clinic revenues decreased to 127% in 1997 as compared to 173% in 1996 primarily due to an increase in revenues related to the establishment of additional Heartscan clinics and an increase in the number of patient scans. The increase in net loss for the San Franicsco clinic was the result of allocation of capitalized scanner depreciation and lease interest expenses from other sites in 1997.

HeartScan recorded depreciation expense on capital leased scanners amounting to $1,121,000, $503,000, and $69,000 in 1997, 1996 and 1995, respectively. The fluctuation in the depreciation and amortization expense of capital leased scanners was due to the increase in scanners placed in service between 1995 and 1997. The Seattle HeartScan center opened in 1995 with the Houston, Washington DC and Pittsburgh centers opening in 1996. The scanner located in San Francisco was a development product of the Company which was depreciated starting in 1991 over a 5-year period. The scanner was transferred to HeartScan San Francisco in 1993 and was fully depreciated in 1995.

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

Total operating expenses of $17,688,000 increased $4,298,000 or 32% compared to 1996 expenses of $13,390,000. Research and development expenses of $4,713,000 increased from $3,318,000 in 1996 due to increases in headcount and materials for projects undertaken in 1997. Additionally, the Company recorded non-cash charges of $750,000 for warrants issued to TeraRecon for achieving certain milestones in connection with the development of an image reconstruction system and compensation expense of $150,000 for extending a stock option exercise period. No such expenses were recorded in 1996. Selling expenses increased to $6,821,000 from $4,676,000 in 1996 primarily due to higher advertising expenses incurred by HeartScan and expenses related to studies conducted promoting the benefits of the Company's product. Administrative expenses increased to $6,154,000 from $5,396,000 due primarily to increase in bad debt expense. Bad debt expense increased to $1,648,000 in 1997 from $939,000 in 1996. The increase of 709,000 in 1997 was primarily the result of reserves created for receivables over 90 days related to spare parts sold to customers. At December 31, 1997, Imatron Japan, Inc. had a total reserve of $1,323,000 against the Imatron Japan, Inc. receivables of $1,438,000. The economic crisis in Japan has continued to limit the Company's ability to pursue collection of these amounts.

Other income decreased to $1,044,000 from $2,508,000 in 1997 primarily due to the income recognized in 1996 for the sale of 59,090 shares of InVision Technologies common stock amounting to $1,756,000.

Interest expense paid in 1997 and 1996 were for capitalized lease obligations.

The Company incurred a non-cash charge to income of $1,744,000 and $3,272,000 recorded as a non-cash return of minority interest in 1997 and 1996, respectively, in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock (see Notes 1, 7 and 12 to the Notes to the Consolidated Financial Statements).

RESULTS OF OPERATIONS

1996 vs. 1995

Overall revenues decreased 3% to $25,768,000 in 1996 from $26,700,000 in 1995. Product sales, including $1.8 million under sale-leaseback arrangements with various leasing companies in both 1996 and 1995, increased 6% due to a higher option/upgrade revenues. There were 10 scanners and 1 refurbished unit sold in 1996 versus 10 scanners in 1995. Service revenues decreased 37% to $3,465,000 in 1996 from $5,529,000 in 1995 primarily due to lower spare parts shipment. Spare parts revenues declined to $1,540,000 in 1996 from $3,431,000 in 1995 due primarily to a reduction in the purchase of spare parts by Siemens Corporation. The reduction in spare parts purchased by Siemens was the result of the termination of the 1991 Basic Agreement in 1995 wherein Siemens was no longer required to purchase a minimum number of scanners per year, thereby decreasing the amount of spare parts they required. Siemens purchases decreased by $1,505,000 to $669,000 in 1996 from $2,174,000 in 1995. Research and development contract revenues decreased by 11% to $5,000,000 compared to $5,637,000 in 1995 due to the lower revenue recognized under the Memorandum of Understanding with Siemens as compared to the previous Siemens development agreement that was terminated in March 1995. Clinic revenues related to the HeartScan subsidiary increased by 181% to $1,293,000 in 1996 compared to $460,000 in 1995 as a result of additional coronary artery disease risk assessment centers operating in 1996. There were five clinics operating in 1996 as compared to two in 1995. Of the existing clinics, only San Francisco clinic had comparable annual results as it was the only clinic opened for the full year in 1996 and 1995. Revenues for San Francisco clinic increased by $214,000 or 61% due to an increase in number of patient scans resulting from promotional and marketing efforts by HeartScan.

The costs of revenues as a percent of revenues for 1996 is higher at 96% as compared to 89% in 1995. The change in the cost of revenue as a percentage of revenue for scanners to 89% for the year ended December 31, 1996 from 87% for the year ended December 31, 1995 is a result of a mix in the sales prices of scanners to customers. Although the cost of a scanner remains constant for all scanner sales, the sales price varies depending on the customer requirements. In particular, sales to Siemens, Imatron Japan Inc. and third-party leasing companies have a lower gross margin than sales to other third parties. The increase in the cost of revenue as a percentage of revenue for scanners is consistent with the increase in scanner sales to Siemens and Imatron Japan Inc. to seven out of eleven in fiscal year 1996 from six out of ten in fiscal year 1995. Service cost of revenues as a percent of service revenues increased to 91% in 1996 as compared to 71% in 1995 due primarily to lower volume of spares shipped. Development contract revenue and cost of revenue of $5,000,000 each is identical in 1996 due to the terms of the three year Memorandum of Understanding with Siemens. In 1995, development revenue also included a development contract with Siemens which provided a higher gross margin to the Company. This contract was terminated in 1995. Clinic cost of revenues as a percent of clinic revenues decreased to 173% in 1996 as compared to 293% in 1995 primarily due to additional revenues related to the establishment of new HeartScan clinics.

Operating expenses of $13,390,000 for 1996 increased by 45% as compared to 1995 expenses of $9,225,000. Research and development expenses of $3,318,000 reflect the research and development spending not covered by the Siemens research and development contract. Marketing and sales expenses increased to $4,676,000 from $3,137,000 in 1995 primarily due to higher advertising expenses incurred by HeartScan and expenses related to studies conducted promoting the benefit of the Company's product. General and administrative expenses increased to $5,396,000 from $2,658,000 in 1995 mainly due to increases in bad debt expense related to Imatron receivables and overhead expenses related to the establishment of new HeartScan clinics. Bad debt expense increased to $939,000 in 1996 from $11,000 in 1995. The increase of $939,000 in 1996 was primarily the result of reserves created for receivables related to spare parts sold to two distributors, Imatron Japan Inc. and CLCC, who were experiencing cash flow problems during that time. Receivable from Imatron Japan, Inc. amounted to $2,660,000, of which, $725,000 was reserved as of December 31, 1996. $1,430,000 of this receivable was related to the scanner sale, backed up by an irrevocable letter of credit and paid the following month. The reserved amount represented oustanding receivable greater than 90 days. The recent Asian crisis continues to limit the Company's ability to pursue collection of these amounts.

Other income decreased to $2,508,000 from $4,021,000 in 1995 as a result of the transaction recorded in 1995 canceling the $4.0 million term loan with Siemens in exchange for the transfer of five Imatron EBT patents and the cancellation of Siemens' existing minimum purchase obligations under the previous distribution agreement. In 1996, the Company recognized $1,756,000 in other income from the sale of 59,090 shares of Invision Technologies common stock.

Interest expense increased to $564,000 in 1996 from $312,000 in 1995 due primarily to an increase in capital lease obligations related to scanners leased back by HeartScan.

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

Prior to applying the accounting described above in its previously issued financial statements, the Company had not recognized an intrinsic value dividend on the HeartScan preferred stock which was issued in June 1996. The discounted conversion features of this preferred stock into Imatron common stock (the immediate conversion at $5.00 per share and the conversion in two years from the date of the preferred stock issuance at a 27% discount) was provided to the preferred shareholders, in essence to provide them with an exit strategy in the absence of a HeartScan IPO (see Notes 1 and 7). Thus, the Company did not believe a discount should be recognized on a contingently issuable security. Furthermore, at the time of agreeing to the terms of the transaction the $5 per share immediate conversion price was above the market price of the Company's common stock but at the time the HeartScan preferred stock was actually issued, the market price had increased to $5.75 and thereafter, it dropped below $5 again. Accordingly, the Company did not believe that any calculation of the discount should include the impact of this short-term market fluctuation.

In December 1997, the staff of the SEC gave a speech further refining its March 1997 announcement. Based on discussions with the staff of the SEC in April 1998, the staff concluded that the Company should retroactively apply its announcement because it should be applied to contingently issuable securities and, as discussed in the December speech, the portion attributable to the discount that could have been obtained immediately on conversion (even though the shares had not been registered yet) should be recognized on the day the preferred shares were issued. The balance of the discount based on a market value of $5.75 per common share is being recognized over two years from the date of issuance.

The consolidated financial statements as of and for the year ended December 31, 1996 have been restated to give effect to the accounting treatment described above. The restatement resulted in (1) a reclassification in the consolidated balance sheet of $5,890,000 reducing minority interests and increasing additional paid-in capital (equity) and (2) the recognition of a minority interest charge of $3,272,000 (including $2,400,000 as of the date of the preferred shares were issued) in the consolidated statement of operations increasing the Company's net loss from $10,465,000 to $13,737,000. The remaining discount of $2,618,000 will be charged to minority interests through June 30, 1998.

The restatement of the previously issued 1996 consolidated financial statements, in order to apply the accounting described herein for the intrinsic value of the beneficial conversion features, does not affect the cash flows of the Company. The minority interest is recognized as an increase in minority interest in the balance sheet. If the preferred shareholders elect to convert their shares to Imatron common stock, the minority interest will then convert to Imatron equity.

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

ITEM 11 - EXECUTIVE COMPENSATION


The Summary Compensation Table shows certain compensation information for each person who served as Chief Executive Officer during the year and the other most highly compensated executive officers whose aggregate compensation exceeded $100,000 for services rendered in all capacities during fiscal year 1997 (collectively referred to as the "Named Executive Officers"). Compensation data is shown for the fiscal years ended December 31, 1997, 1996 and 1995. This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.


                                                      Summary Compensation Table
                                       Long Term
                                       Annual                         Compensation           All Other
                                    Compensation                         Awards           Compensation(b)

 Name and Principal                                                     Options/
      Position         Year      Salary($)(a)           Bonus             SARs

---------------------- --------- ------------------- ------------- ------------------- ----------------------
---------------------- --------- ------------------- ------------- ------------------- ----------------------
Douglas P. Boyd        1997              174,300                                               4,750
Chairman of the Board  1996              166,000                                               4,700
                       1995              158,000                                               4,620
---------------------- --------- ------------------- ------------- ------------------- ----------------------
---------------------- --------- ------------------- ------------- ------------------- ----------------------
S. Lewis Meyer         1997              221,500                                               4,750
President and Chief    1996              211,000                        75,000(c)              4,750
Executive Officer      1995              201,000                                               4,620
---------------------- --------- ------------------- ------------- ------------------- ----------------------
---------------------- --------- ------------------- ------------- ------------------- ----------------------
Gary H. Brooks Vice    1997              137,500                                               4,020
President and Chief    1996              131,000                        40,000(d)              3,880
Financial Officer      1995              125,000                        37,500(e)              3,627

---------------------- --------- ------------------- ------------- ------------------- ----------------------


(a)   Amounts shown include cash and non-cash compensation earned with respect to the year shown above.

(b)   Represents the Company's matching contributions to its 401(k) plan.

(c)   Represents portion of a $75,000 bonus payable to Mr. Meyer upon commencement of his employment with the Company.

(d)   Represents options granted in March 1996 under the Company's 1993 Stock Option Plan.

(e)   Represents HeartScan options granted in October 1995 under the HeartScan 1995 Stock Option Plan.


Option Grants in Last Fiscal Year

The following table sets forth the options granted during the last fiscal year to each of the named executive officers of the Company:

                                                     Option/SAR Grants In Last Fiscal Year

                                                                      Potential Realizable Value
                         Individual Grants                            at Assumed Annual Rates
                                                                      of Stock Price Appreciation
                                                                      For Option Term

===================================================================== =================================================
------------------ ------------- ---------------- -------------- ------------ ---------------- ------------- ----------

                    Number of
                    Securities      % Of Total
                     Under        Options Granted
                     Options       to Employees in                 Exercise or
                     Granted         Fiscal          Base Price      Market         Expiration
      Name             (#)            Year              ($/Sh)       Price           Date          0%($)         5%($)
------------------ -------------  ---------------- -------------- ----------- ---------------- ------------- ----------
------------------ -------------  ---------------- -------------- ------------ ---------------- ------------- ----------


Douglas P. Boyd             -0-         -0-               -0-            -0-            -0-          -0-            -0-
------------------ -------------  ---------------- -------------- ------------ ---------------- ------------- ----------
------------------ -------------  ---------------- -------------- ------------ ---------------- ------------- ----------
Gary Brooks                 -0-         -0-               -0-            -0-            -0-        -0-            -0-
------------------ -------------  ---------------- -------------- ------------ ---------------- ------------- ----------
------------------ -------------  ---------------- -------------- ------------ ---------------- ------------- ----------
S. Lewis Meyer              -0-         -0-               -0-            -0-            -0-        -0-            -0-
------------------ -------------  ---------------- -------------- ------------ ---------------- ------------- ----------


In October 1995, the Company's 49.5% owned subsidiary, HeartScan Imaging, Inc. ("HSI") approved the adoption of the HeartScan Imaging, Inc. 1995 Stock Option Plan (the "HSI Option Plan"). The HSI Option Plan is intended to advance the interests of HSI by inducing persons of outstanding ability and potential to join and remain with HSI by enabling them to acquire proprietary interests in HSI. The HSI Option Plan covers an aggregate of 250,000 shares of HSI Common Stock. The Option Plan provides for the granting of two types of options:
"incentive stock options" and "nonstatutory stock options". The incentive stock options (but not the nonstatutory stock options) are intended to qualify as "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended. Options may be granted under the HSI Option Plan to all employees including officers, directors (whether or not employees) and consultants of HSI; provided, however, that incentive stock options may not be granted to any non-employee director or consultant. HSI's Board of Directors has the power, subject to the provisions of the HSI Option Plan, to determine the persons to whom and the dates on which options will be granted, the number of shares to be subject to each option, the time or times during the term of each option within which all or a portion of such option may be exercised, and the other terms of the options. The functions of HSI's Board of Directors under the HSI Option Plan are presently being administered by the Compensation Committee of Imatron's Board of Directors.

The maximum term of each option is ten years. Options granted under the HSI Option Plan generally vest annually over a four-year period.

The exercise price of all nonstatutory stock options granted under the HSI Option Plan must be at least equal to 85% of the fair market value of the underlying stock on the date of grant. The exercise price of all incentive stock options granted under the HSI Option Plan must be at least equal to the fair market value of the underlying stock on the date of grant.

During HSI's last fiscal year, 153,500 options were granted under the HSI Option Plan to various employees of HSI, but not to any Imatron executive officer. The options were granted to purchase HSI Common Stock at $0.25 per share, and vest over a four year period starting on the first anniversary of the grant. HSI has reserved an additional 128,998 shares of Common Stock for future issuance to employees under the Plan and under plans to be adopted. It is HSI's intention to reserve, in the aggregate, approximately 20% of its capital HSI option stock for grants to employees under the HSI Option Plan and under plans to be adopted.

Option Exercises in Last Fiscal Year and Year-End Option Values

The following table sets forth the options exercised during the last fiscal year by Named Executive Officers of the Company:

       Aggregated Options Exercised and Option Values in Fiscal Year 1997

------------------------ ------------------- -------------------- ------------------------- -------------------------

                                                                    Number of securities      Value of unexercised
                                                                   underlying unexercised   In-the-Money options at
                                                                   options at year-end(#)         year-end ($)
                          Shares acquired           Value
                          on exercise (#)       realized ($)            exercisable/              exercisable/
Name                                                                   unexercisable             unexercisable
------------------------ ------------------- -------------------- ------------------------- -------------------------
------------------------ ------------------- -------------------- ------------------------- -------------------------

Douglas P. Boyd                   4,950            $10,067                  225,000/0                  $404,250/0
------------------------ ------------------- -------------------- ------------------------- -------------------------
------------------------ ------------------- -------------------- ------------------------- -------------------------
S. Lewis Meyer                      -0-                -0-                  600,000/0                $1,050,000/0
------------------------ ------------------- -------------------- ------------------------- -------------------------
------------------------ ------------------- -------------------- ------------------------- -------------------------
Gary H. Brooks                      -0-                -0-             117,500/22,500             $198,375/$5,625
------------------------ ------------------- -------------------- ------------------------- -------------------------

Compensation of Directors

Aldo Test, a director of the Company, renders consulting services to the Company on a month-to-month basis for which he received compensation of $16,200 during 1997, and may be expected to do so in the future. The law firm of Flehr, Hohbach, Test, Albritton & Herbert, of which Mr. Test is a member, represents the Company with respect to intellectual property matters and may be expected to continue to do so in the future. The fees paid to the firm did not exceed five percent of the law firm's gross revenues for the fiscal year. Terry Ross, a director of the Company, renders consulting services to the Company pursuant to a month-to-month consulting agreement which commenced in November 1993. In 1997 Mr. Ross received $18,000 pursuant to such agreement. Admiral McDaniel, a director of the Company since January, 1997 renders consulting services to the Company on a month-to-month basis for which he received compensation of $50,700 during 1997, and may be expected to do so in the future.

Non-Employee Director Options. In connection with their services to the Company, directors who are not employees of the Company have periodically received stock options under the 1991 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") to purchase shares of Common Stock. The directors and shareholders approved the Directors' Plan in 1991 in order to attract and retain highly qualified non-employee directors by providing each non-employee director with an opportunity to purchase the Company's stock and to provide incentives for such persons to exert maximum efforts on behalf of the Company. Subject to provisions relating to adjustments upon changes in stock, the Directors' Plan currently covers an aggregate of 550,000 shares of the Company's Common Stock.

The exercise price of the options is 85% of the fair market value of the Common Stock on the date of grant as quoted on the NASDAQ National Market System. Typically, the options granted to directors vest 25% per year starting with the first anniversary of the date of grant, and have a term of five years. Each option terminates prior to the expiration date if the optionee's service as a non-employee director, or, subsequently as an employee, of the Company terminates.

The Directors' Plan is administered by the Board of Directors. The Board may suspend or terminate the Directors' Plan at any time. If no such termination occurs, the Directors' Plan will terminate in the year 2001.

Options may be granted only to directors of the Company who are not employees of the Company or any affiliate of the Company. The Directors' Plan provides for the automatic grant of options to purchase shares of Common Stock of the Company to non-employee directors. Each person elected for the first time to be a Non-Employee Director automatically receives an option to purchase 25,000 shares of the Company's Common Stock. The Directors' Plan also provides that every non-employee director is to receive an option to purchase 25,000 shares on July 1st of each year if such director served continuously as such for the entire preceding twelve months. The directors have approved certain amendments to the Directors' Plan regarding, among other provisions, the timing of grants and number of shares available for grant. These amendments are contained in a new 1998 Amended and Restated Non-Employee Directors' Stock Option Plan, which Plan is being submitted to the shareholders for their approval. If approved, the 1998 Plan provides that every non-employee director is to receive an option to purchase 25,000 shares on January 1st rather than July 1st of each year, beginning with January 1, 1998.

The non-employee directors (Messrs. Guedes, McDaniel, Ross and Test) are entitled to receive options to purchase 25,000 shares each under the 1991 plan on July 1st of each year. Under that provision, Messrs. Ross and Test each received 25,000 shares in fiscal year 1997 at an option price of $2.18 per share. In October 1996, Mr. Guedes received 25,000 shares at an exercise price of $3.99 per share upon his election as a director of the Company. In January 1997, Admiral McDaniel received 25,000 shares at an option price of $2.24 per share upon his election as a director of the Company. In addition, directors who are not officers of the Company are eligible for reimbursement in accordance with Company policy for their expenses but not fees in connection with attending meetings of the Board of Directors and any committees thereof.

Employee Director Compensation. Employees who serve as directors of the Company (Dr. Boyd and Messrs. Meyer and Couch) receive no additional compensation for such service. Dr. Boyd and Mr. Meyer are also named executive officers of the Company and their compensation is reflected in the Summary Compensation Table contained elsewhere in this statement.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables, based in part upon information supplied by officers, directors and principal shareholders, set forth certain information regarding the ownership of the Company's voting securities as of March 31, 1998 by (i) all those known by the Company to be beneficial owners of more than five percent of any class of the Company's voting securities; (ii) each director; (iii) each named executive officer; and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.



                 Name and Address of     Amount of Direct
Title of Class   Beneficial Owner        Beneficial Ownership   Percent of Class

Common           Marukin Corporation(bb)     5,471,617                  7.0%




Security Ownership of Directors and Executive Officers

The table below presents the security ownership of the Company's Directors and Named Executive Officers.

-------------------------- ---------------------------------- ------------------------------- -----------------------

                           Name of Beneficial Owner          Amount and Nature of          Percent of Class(2)
Title of Class                                               Beneficial Ownership(1)


Common                     Douglas P. Boyd                    2,055,801(3)                              2.6%

Common                     Gary H. Brooks                     134,358(4)                                  *

Common                     John L. Couch                      51,500(5)                                   *

Common                     Jose Filipe Guedes                  6,250(e)                                   *

Common                     William J. McDaniel, M.D.          26,250(6)                                   *

Common                     S. Lewis Meyer                     610,656(7)                                  *

Common                     Terry Ross                         25,000(e)                                   *

Common                     Aldo Test                          63,750(8)                                   *

Common                     All Directors and Executive        2,973,565(9)                             3.8%
                           Officers as a Group



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

S. Lewis Meyer, President and Chief Executive Officer, is employed by the Company pursuant to an employment agreement executed when he joined the Company in June 1993 (filed as Exhibit 10.65 to Annual Report on Form 10-K for 1993). Pursuant to that agreement, in the event of his termination, Mr. Meyer is entitled to receive six months of compensation at the annual salary rate then in effect.

Aldo Test, a director of the Company, is a member of the law firm of Flehr, Hohbach, Test, Albritton & Herbert, which represents the Company with respect to intellectual property matters and may be expected to continue to do so in the future. The fees paid to the firm did not exceed five percent of the law firm's gross revenues for the fiscal year.

--------
(aa) Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and information made known to the company.

(bb) Marukin Corporation, 6, Rokuban-Cho Chiyoda-Ku, Tokyo 10

* Does not exceed 1% of the referenced class of securities.
(1) Ownership is direct unless indicated otherwise.
(2) Calculation based on 78,176,769 shares of Common Stock outstanding as of March 18, 1997. based on 78,176,769 shares of Common Stock outstanding as of March 18, 1997.
(3) Includes 1,830,801 shares owned directly and 225,000 shares issuable upon the exercise of stock options that are exercisable as of March 31, 1998 or that will become exercisable within 60 days thereafter.
(4) Includes 14,358 shares owned directly and 120,000 shares issuable upon the exercise of stock options that are exercisable as of March 31, 1998 or that will become exercisable within 60 days thereafter.
(5) All shares are issuable upon the exercise of stock options that are exercisable as of March 31, 1998 or that will become exercisable within 60 days thereafter.
(6) Includes 20,000 shares owned directly and 6,250 shares issuable upon the exercise of stock options that are exercisable as of March
    31, 1998 or that will become exercisable within 60 days thereafter.
(7) Includes 10,656 shares owned directly and 600,000 shares issuable upon the exercise of stock options exercisable as of March 31, 1998 or that will become exercisable within 60 days thereafter.
(8) Includes 20,000 shares owned directly and 43,750 shares issuable upon the exercise of stock options exercisable as of March 31, 1998 or that will become exercisable within 60 days thereafter.
(9) percentage of beneficial ownership assumes the exercise of the aforesaid options by officers and directors

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


Dated: April 29, 1998         IMATRON INC.
                              -----------------------------------


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


SIGNATURE                          TITLE                               DATE
------------------ -------------------------------------       -----------------


-------------------
Douglas P. Boyd                 Chairman of the Board             April 29, 1998
                                Director

------------------
William J. McDaniel             Director                          April 29, 1998


------------------
John L. Couch                   Director                          April 29, 1998


------------------
Jose Filipe Guedes              Director                          April 29, 1998


------------------              Director
S. Lewis Meyer                  President and Chief Executive     April 29, 1998
                                Officer
                                (Principal Executive Officer)


------------------
Terry Ross                      Director                          April 29, 1998


------------------
Aldo J. Test                    Director                          April 29, 1998


------------------
Gary H. Brooks                  Chief Financial Officer,          April 29, 1998
                                Vice President, Finance and
                                Administration, Secretary
                                (Principal Financial Officer and
                                Principal Accounting Officer)

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

              Report of KPMG Peat Marwick LLP, Independent Auditors



The Board of Directors and Stockholders
Imatron Inc.:

We have audited the consolidated balance sheet of Imatron Inc. and subsidiary as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial schedule based on our audit.

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


                                                           KPMG Peat Marwick LLP

San Francisco, California
April 6, 1998

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Imatron Inc.:

We have audited the consolidated balance sheet of Imatron Inc. and subsidiary as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial schedule based on our audits.

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

As discussed in Note 12 of the Notes to the Consolidated Financial Statements, the Company has restated its 1996 Consolidated Financial Statements with regard to accounting for convertible securities having beneficial conversion features.

                                                              Ernst & Young LLP

San Francisco, California
February 14, 1997, except for Note 12, as to which the date is April 10, 1998


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




                                                        IMATRON INC.
                                            Consolidated Statements of Operations
                                      (Amounts in thousands, except per share amounts)


                                                                                           Years ended December 31,
                                                                            --------------------------------------------------------
                                                                                 1997               1996                 1995
                                                                            ---------------    ----------------    -----------------
                                                                                                (Restated)
   Revenues
   Product sales                                                            $       26,441       $      14,236       $       13,254
   Product sale-leaseback arrangements                                                 927               1,774                1,820
   Service                                                                           4,513               3,465                5,529
   Development contracts                                                             5,000               5,000                5,637
   Clinics                                                                           2,542               1,293                  460
                                                                             --------------    ----------------    -----------------


            Total revenue                                                           39,423              25,768               26,700
                                                                            ---------------    ----------------    -----------------

Cost of revenues
   Product sales                                                                    18,820              12,617               11,533
   Product sale-leaseback arrangements                                                 927               1,774                1,820
   Service                                                                           3,898               3,158                3,952
   Development contracts                                                             5,000               5,000                4,978
   Clinics                                                                           3,234               2,238                1,350
                                                                            ---------------    ----------------    -----------------

            Total cost of revenues                                                  31,879              24,787               23,633
                                                                            ----------------    ---------------      ---------------
Gross profit                                                                         7,544                 981                3,067

Operating expenses
   Research and development                                                          4,713               3,318                3,430
   Marketing and sales                                                               6,821               4,676                3,137
   General and administrative                                                        6,154               5,396                2,658
                                                                            ---------------    ----------------    -----------------

         Total operating expenses                                                   17,688              13,390                9,225
                                                                            ---------------    ----------------    -----------------

Operating loss                                                                    (10,144)            (12,409)              (6,158)

Interest and other income                                                            1,044               2,508                4,021
Interest expense                                                                     (578)               (564)                (312)

                                                                            ---------------    ----------------    -----------------
Loss before provision for income taxes                                             (9,678)            (10,465)              (2,449)

Provision for income taxes                                                            -                  -                        -
                                                                            ---------------    ----------------    -----------------
Loss before minority interest expense                                              (9,678)            (10,465)              (2,449)

Non cash return to minority interest                                               (1,744)             (3,272)                    -
                                                                            ---------------    ----------------    -----------------

Net loss                                                                    $     (11,422)        $    (13,737)      $       (2,449)
                                                                            ===============     ===============     ================

Basic and diluted net loss per common share                                  $      (0.15)        $     (0.18)       $        (0.04)
                                                                            ===============     ===============     ================

Number of shares used in basic and diluted per share calculations                   78,461              74,406               57,598
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


                                  IMATRON INC.
                 Consolidated Statements of Shareholders' Equity
                             (Amounts in thousands)


                                 Preferred Stock            Common Stock
                                -------------------     ---------------------      Deferred  Additional   Accum-
                                                                                   Compen-   Paid-in-     lated
                                 Shares    Amount        Shares      Amount        sation    Capital      deficit     Total
                                --------- ----------    ---------- -----------    ---------- ---------- ----------- ----------

Balances at December 31, 1994    (1,308)  $   2,602        53,631    $ 57,876             -   $  1,500    $(55,108)  $ 6,870


Preferred stock converted to
   common stock                    1,308    (2,602)         6,539       2,602             -         -           -          -
Common stock and warrants
   sold in a private
   placement, net of offering          -          -         6,459       9,882             -         -           -      9,882
   costs
Exercise of employee stock
   options                             -          -         1,656       1,147             -         -           -      1,147
Warrants exercised                     -          -           550         775             -         -                    775
Net Loss                               -          -            -           -              -         -     (2,449)    (2,449)
                                --------- ----------    ---------- -----------    ---------- ---------- ----------- ----------
Balances at December 31, 1995          -          -        68,835      72,282             -      1,500    (57,557)     16,225

Common stock and warrants
   sold in a private
   placement, net of offering          -          -         4,559      11,348             -          -          -     11,348
   costs
Common stock issued for
   employee stock purchase
   plans, stock bonus, and
   exercise of employee stock
   options                             -          -         1,188       1,194             -          -          -      1,194
Common stock issued for
   services                            -          -           115         269             -          -          -        269
Deferred compensation from
   issuance of stock options
   by consolidated subsidiary          -          -             -           -         (143)          -          -      (143)
Amortization of deferred
   compensation                        -          -             -           -            27          -          -         27
Warrants exercised                     -          -         3,222       4,130             -          -          -      4,130
Issuance of subsidiary's
   convertible Series A
   preferred stock                    -          -             -           -             -        5,890         -       5,890
Net loss                              -          -             -           -             -          -      (13,737)   (13,737)
                                ---------  ----------    ---------- -----------    ----------   ---------- ----------- -------

Balances at December 31, 1996         -          -          77,919      89,223         (116)      7,390    (71,294)     25,203
(restated)
Common stock issued for
   employee stock purchase
   plans, stock bonus, and
   exercise of employee stock
   options                             -          -           596         899             -       -           -           899
Common stock issued for
   services                            -          -            16          42             -       -           -             42
Deferred compensation from
   issuance of stock options
   by consolidated subsidiary          -          -             -           -         (186)        -          -           (186)
Amortization of deferred
   compensation                        -          -             -           -            70        -          -             70
Warrants exercised                     -          -           284         564            -         -          -            564
Warrants issued for services                                    -         -              -       1,000        -          1,000
Non-cash expense related to
   warrants issued for                 -          -             -         -              -        750         -            750
   services
Non-cash compensation expense
   related to the extension
   of the stock option
   exercise period                     -          -            -         -             -           150          -           150
Net loss                               -          -            -         -             -            -        (11,422)   (11,422)
                                ========= ==========    ========== ===========    ==========   ========== =========== ==========
Balances at December 31, 1997          -          -        78,815    $ 90,728     $ (232)        $9,290    $ (82,716)    $17,070
                                ========= ==========    ========== ===========    ==========   ========== =========== ==========


                   The accompanying notes are an integral part of these consolidated financial statements.


                                  IMATRON INC.
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                             Years Ended December 31
                                                                                 1997                 1996              1995
                                                                             ----------           ----------         -----------
                                                                                                   (restated)

Cash flows from operating activities:
       Net loss                                                                $  (11,422)       $  (13,737)         $  (2,449)
       Adjustments to reconcile net loss to net cash used in
          operating activities:
       Depreciation and amortization                                                2,318             1,374              1,709
       Other income                                                                   -                 -               (4,000)
       Amortization of deferred compensation                                           70                27                  -
       Non cash return to minority interest                                         1,744             3,272                  -
       Non cash compensation expense for extension of stock option                    150                -                   -
       exercise period
       Warrant issued for services                                                    750                 -                  -
       Common stock issued for services                                                42               269                  -
       Provision for bad debt                                                        1,648              939                 11
   Changes in operating assets and liabilities:
       Accounts and notes receivable                                               (5,701)             (249)              1,205
       Inventories                                                                 (2,533)           (1,456)               (701)
       Prepaid expenses                                                             1,198            (1,096)                 53
       Other assets                                                                 (994)               140                 (26)
       Accounts payable                                                               501              (324)             (1,457)
       Other accrued liabilities                                                    1,061               387                 538
       Deferred income                                                               377                152               1,267
                                                                             --------------     --------------      --------------

Net cash used in operating activities:                                           (10,791)           (10,302)            (3,850)
                                                                              --------------    --------------      --------------

Cash flows from investing activities
   Capital expenditures                                                          (1,075)           (2,489)              (1,132)
   Purchases of available-for-sale securities                                   (23,550)          (38,891)                 -
   Purchases of held-to-maturity securities                                           -                 -               (1,000)
   Maturities of available-for-sale securities                                   37,721            24,720                  -
   Maturities of held-to-maturity securities                                          -             1,000                  -
                                                                           --------------    --------------          --------------

Net cash provided by (used in) investing activities:                             13,096          (15,660)              (2,132)
                                                                           --------------    --------------          --------------

Cash flows from financing activities:
   Payments of obligations under capital leases                                 (1,207)             (923)                (247)
   Payment of notes payable                                                           -             (992)                  -
   Proceeds from issuance of warrant                                              1,000               -                    -
   Proceeds from issuance of common stock                                         1,463            16,672              11,804
   Proceeds from issuance of stock of consolidated subsidiary                         2            14,798                  -
                                                                            --------------    --------------      --------------

Net cash provided by financing activities                                         1,258            29,555              11,557
                                                                            --------------    --------------      --------------

Net increase  in cash and cash equivalents                                        3,563             3,593               5,575

Cash and cash equivalents, at beginning of year                                  10,862             7,269               1,694
                                                                             ==============    ==============       ==============
Cash and cash equivalents, at end of year                                    $   14,425        $   10,862           $   7,269
                                                                             ==============    ==============       ==============

Supplemental Disclosure of Noncash Investing and Financing Activities:
   Deferred compensation from common stock option grant of
     consolidated subsidiary                                                $         186     $        143          $        -
                                                                            ==============   ==============        =============
   Cash paid for interest on capital lease obligations                      $         521     $        582          $        386
                                                                            ==============   ==============        =============
   Preferred stock converted to common stock                                $         -       $         -           $      2,602
                                                                            ==============   ==============        =============
   Equipment acquired under capital leases                                  $       1,500     $      2,715          $      4,247
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

                                  IMATRON INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF COMPANY

Imatron Inc., a New Jersey corporation incorporated in 1983, is a technology-based company principally engaged in the business of designing, manufacturing, and marketing a high performance computed tomography scanner. The scanner is used in large and mid-sized hospitals and free standing imaging clinics. The Company provides service, parts, and maintenance to hospitals and clinics that operate its scanners, as well as medical equipment manufactured by other companies. In addition, the Company operates coronary artery scanning test facilities through its consolidated subsidiary HeartScan Imaging, Inc. ("HeartScan"), in the United States.

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

FINANCIAL INSTRUMENTS

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified all 1997 and 1996 purchases of investments as available-for-sale. Available-for-sale securities are carried at amounts which approximate fair value, with unrealized gains and losses reported in a separate component of shareholders' equity if material. Fair values of investments are based on quoted market prices. Short-term investments at December 31, 1997 consist of certificates of deposit.

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

The Company sells its products primarily through Siemens in the United States, Europe, Canada, and India; Imatron Japan, Inc. in Japan, as well as other distributors in the Pacific rim. The Company generally requires cash deposits or irrevocable letters of credit for scanners ordered and maintains allowances for potential credit losses. There have been no losses arising from the sale of scanners. Spare parts are sold on terms to distributors and end-users. Some receivables relating to such sales are taking a longer time to collect due to economic and currency uncertainties in Asia. The Company has provided for bad debts related to spare part sales.

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

SALE LEASEBACK ARRANGEMENT

The Company sold one, two and two scanners to third-party leasing companies in 1997, 1996 and 1995, respectively. HeartScan, in turn, entered into leasing arrangements with these third-party leasing companies to obtain use of these scanners in its' clinics. The provisions of these leasing arrangements include monthly rental payments over a 5 year term with a guarantee of the payments by Imatron. The Company evaluated the criteria included in paragraph 7 of Statement of Financial Accounting Standard ("SFAS") No. 28, Accounting for Sales with Leaseback, and the Emerging Issues Task Force ("EITF") Issue No. 90-14, Unsecured Guarantee by Parent of Subsidiary's Lease Payments in Sale-Leaseback Transaction, and concluded that these transactions were normal leaseback's to be accounted for as sale-leaseback transactions. At their inception, the leasebacks satisfied the criteria in paragraph 7(d) of SFAS No. 13, Accounting for Leases, and as such HeartScan accounts for these leases as capital leases. Imatron recognized revenue equal to its scanner cost and has deferred the profit on its sales to the leasing companies. The Company is amortizing its deferred profit to product sales over the five year term of the HeartScan leases. Imatron amortized $501,000, $428,000 and $157,000 to product sales for these leases for the years ended December 31, 1997, 1996 and 1995, respectively.

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
                                                                                      =================    =================

Note 4 - LINE OF CREDIT

As of December 31, 1997, the Company has $5,000,000 available under a line of credit. Interest under the line of credit is computed based on the average daily loan balance at a rate equal to prime plus 0.25%. No amounts were outstanding as of December 31, 1997 and 1996. The Company must comply with certain financial ratios and profitability. The Company is in compliance with all financial convenants at December 31, 1997.

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

In conjunction with the Memorandum of Understanding, Imatron transfererd the ownership of five Imatron EBT patents to Siemens and canceled the minimum purchase provision of the previous distribution agreement in satisfaction of Imatron's $4.0 million notes payable to Siemens. Siemens agreed to exchange the Company's $4.0 million notes payable subsequent to an arms-length negotiation between the two parties. These patents were not part of the technology developed under the Collaborative Research Agreement between Siemens and Imatron. The gain which was calculated as the difference between the patents' book value of $0 and the net carrying amount of the extinguished debt of $4,000,000, was recognized as income in 1995.

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

LICENSE AGREEMENTS

In February 1981, the Company was granted the exclusive use for five years and nonexclusive use thereafter of certain technology and a patent pending owned by the University of California ("UC") under the terms of license and sublicense agreements between UC and Emersub Incorporated ("Emersub"), a wholly owned subsidiary of Emerson Radio Corp., and Emersub and Imatron Associates (the predecessor to the Company), respectively. In June 1986, the license and sublicense agreements were amended to extend the Company's exclusive use of the technology through the remaining life of the patent #4,352,021, "X-ray Transmission Scanning System and Method and Electron Beam X-ray Scan Tube for Use Therewith" in exchange for modified annual royalty payments to Emersub equal to 2.125% of net sales of the C-150 Ultrafast scanner. The Company is obligated to make annual royalty payments through January 7, 2000. Charges to operations for 1997, 1996, and 1995 were $179,350, $91,470, and $91,470, respectively.

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

Imatron originally reported $554,000 (48.3%) of HeartScan losses in its third quarter of 1996 using the equity method of accounting. The remaining net loss of $594,000 was attributed to the preferred stock ownership interest in HeartScan in the third quarter of 1996. The result of the consolidation of results of the operations of HeartScan was to increase the Company's net loss by $4,573,000 for the year ended December 31, 1996. Of this amount, $594,000 of losses that were originally attributed to the preferred shareholders' ownership interest in the third quarter of 1996 have now been consolidated with the Company's 1996 losses. As of December 31, 1997, $8,172,000 of losses were attributed to HeartScan operations.

As of December 31, 1997, Imatron's controlling interest in HeartScan is 49.3%. Imatron's interest in HeartScan is comprised of its ownership of 100,000 shares of HeartScan Series B Preferred Shares on an as converted basis plus 41,155 common shares of two individuals from HeartScan who are also working for Imatron. The 50.7% held by investors outside of Imatron is calculated on the basis of 100,000 shares of HeartScan Series A Preferred Stock outstanding on an as converted basis plus the common shares of HeartScan's President as he is not an employee of Imatron. Imatron continues to control the operations of HeartScan and will continue to consolidate HeartScan unless it relinquishes its control over HeartScan's operations.

The HeartScan Series A Preferred Stock is held entirely by unaffiliated third parties and is classified in the accompanying consolidated balance sheets at December 31, 1997 and 1996, as minority interest. The HeartScan Series B Preferred Stock is held entirely by Imatron.

CONVERTIBLE PREFERRED STOCK OF HEARTSCAN

On June 26, 1996, Imatron completed a private placement offering whereby 100,000 shares of HeartScan Series A Preferred Stock were sold at $160 per share and realized net proceeds of $14,798,000. The preferred stock is convertible on a ten-to-one basis into HeartScan common shares at any time. Mandatory conversion of the preferred stock into common stock will occur upon the successful completion of a HeartScan initial public offering. The HeartScan Series A Preferred Stock may be exchanged at the sole option of the holder into Imatron common stock at an exchange price of $5.00 per share until the earlier of a) a two year period following closing of the Preferred Stock offering; or b) a HeartScan initial public offering. If there is no initial public offering within 24 months of the Preferred Stock closing, holders may convert the HeartScan Series A Preferred Stock into Imatron common stock at a conversion price equal to the greater of $1.50 per share or a 27% discount from the weighted average closing price of Imatron common stock for the 90 day period immediately preceding 24 months of the Preferred Stock closing (March 28, 1998 - June 25,
1998) and each date that is three months thereafter to, including the 48th month following the Preferred Stock closing. The quoted closing price of Imatron's common stock at the date of the closing of the HeartScan Series A Preferred Stock offering was $5.75 (See Note 12).

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

                                        1997             1996            1995
                                  ---------------   -------------   -----------

 Net loss - as reported                 ($11,422)       ($13,737)       ($2,449)
 Net loss - pro forma                   ($12,452)       ($14,156)       ($2,620)
 Basic and diluted net loss per share -
   as reported                          ($0.15)         ($0.18)         ($0.04)
 Basic and diluted net loss per share -
   pro forma                            ($0.16)         ($0.19)         ($0.05)

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

EMPLOYEE STOCK OPTION PLAN

In March 1983, the Company adopted a stock option plan which provides for the granting of incentive stock options to employees and non-statutory stock options to non-employee directors, and certain consultants. The shareholders approved the plan, as amended, in March 1984. In 1993 the original plan ("1983 Plan") terminated and a new plan ("1993 Plan") was approved. The terms of the 1993 Plan are consistent with the terms of the 1983 Plan. During 1995, the shareholders approved an increase in the number of shares reserved for the 1993 Plan from 3,000,000 to 5,500,000.

All incentive stock options are granted at the common stock's fair market value at the grant date and non-statutory stock options are granted at not less than 85% of the common stock's fair market value at the grant date. Options granted under the plan generally vest evenly over four years following the grant date and expire five years from the grant date.



A summary of the activity under the Imatron stock option plans is as follows:

                                                                               Outstanding Options
                                                              -------------------------------------------------------
                                                 Shares                               Exercise           Aggregate
                                              Available for       Number of          price per         exercise price
                                                 Grant             shares              share             (thousands)

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


A summary of the activity under the HSI Stock Option Plan is as follows:
                                               Shares                                                           Aggregate
                                           available for         Number of shares         Aggregate           exercise price
                                               grant               outstanding         Price per share        (in thousands)
                                          -----------------    ------------------   ------------------    --------------------
Balances at December 31, 1995                       137,500               112,500           $    0.001           $       -


Options granted                                    (75,000)                75,000                0.100                 8
Options exercised                                         -               (72,656)               0.001                   -
                                           -----------------      ------------------   ------------------    -------------------

Balances at December 31, 1996                       62,500                114,844           $     0.07           $     8
                                           ----------------       ----------------     -----------------      ------------------

Shares reserved                                    250,000                      -                   -                    -
Options granted                                   (153,500)               153,500           $     0.25           $      38
Warrants issued                                    (30,002)                30,002                16.00                 480
Options exercised                                      -                  (38,811)                0.04                  (2)
                                           ------------------   ------------------    --------------------   -------------------


Balances at December 31, 1997                      128,998                259,535           $     2.02           $     524
                                           ==================   ==================    ====================   ===================

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




                                                              Imatron          HeartScan     Eliminations    Consolidated
(In thousands)                                          ---------------   --------------  -------------- ----------------
1997:
Sales to unaffiliated customers                          $      32,233        $   2,542       $     -           $ 34,775
Sales to affiliated customers                                    5,084                -           (436)            4,648
Total Revenue                                                   37,317            2,542           (436)           39,423
Operating profit loss                                           (3,915)          (6,229)            -            (10,144)
Identifiable assets                                             37,376           13,859         (2,012)           49,223
Depreciation and amortization expense for
     the period                                                    665            1,653                            2,318
Capital expenditures for the period                              1,015               60                            1,075

1996:
Sales to unaffiliated customers                           $      15,749        $   1,293      $      -          $  17,042
Sales to affiliated customers                                     9,092                -           (366)            8,726
Total revenue                                                    24,841            1,293           (366)           25,768
Operating profit loss                                           (8,046)           (4,343)           (20)          (12,409)
Identifiable assets                                              35,164           20,478         (2,450)           53,192
Depreciation and amortization expense for
  the period                                                        580              794              -             1,374
Capital expenditures for the period                               1,138            1,351              -             2,489

1995:
Sales to unaffiliated customers                           $      17,027        $     460           $  -         $  17,487
Sales to affiliated customers                                     9,346                -           (133)            9,213
Total revenue                                                    26,373              460           (133)           26,700
Operating loss                                                  (3,693)           (2,465)                          (6,158)
Identifiable assets                                              27,061             5,057          (1,242)          30,876
Depreciation and amortization expense for
  the period                                                      1,269              440              -             1,709
Capital expenditures for the period                                 588              544              -             1,132

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

A summary of identifiable assets of the HeartScan  segment (in thousands):

                                  1997              1996              1995
                            ----------------   -------------   ---------------
Cash                         $     6,025         $   9,617       $        187
Trade receivables                    272               234                 41
Prepaid expenses                      63                63                 51
                            ----------------   -------------   ---------------

Current assets                     6,360             9,914                279

Property and equipment, net        7,985             8,059              4,773

Other assets                           5             2,505                  5
                            ----------------   -------------   ---------------

Total assets                 $    14,350         $  20,478      $       5,057
                            ================   =============   ===============

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

Prior to applying the accounting described above in its previously issued financial statements, the Company had not recognized an intrinsic value dividend on the HeartScan preferred stock which was issued in June 1996. The discounted conversion features of this preferred stock into Imatron common stock (the immediate conversion at $5.00 per share and the conversion in two years from the date of the preferred stock issuance at a 27% discount) was provided to the preferred shareholders, in essence to provide them with an exit strategy in the absence of a HeartScan IPO (see Notes 1 and 7). Thus, the Company did not believe a discount should be recognized on a contingently issuable security. Furthermore, at the time of agreeing to the terms of the transaction the $5 per share immediate conversion price was above the market price of the Company's common stock but at the time the HeartScan preferred stock was actually issued, the market price had increased to $5.75 and thereafter, it dropped below $5 again. Accordingly, the Company did not believe that any calculation of the discount should include the impact of this short-term market fluctuation.

In December 1997, the staff of the SEC gave a speech further refining its March 1997 announcement. Based on discussions with the staff of the SEC in April 1998, the staff concluded that the Company should retroactively apply its announcement because it should be applied to contingently issuable securities and, as discussed in the December speech, the portion attributable to the discount that could have been obtained immediately on conversion (even though the shares had not been registered yet) should be recognized on the day the preferred shares were issued. The balance of the discount based on a market value of $5.75 per common share is being recognized over two years from the date of issuance.

The consolidated financial statements as of and for the year ended December 31, 1996 have been restated to give effect to the accounting treatment described above. The restatement resulted in (1) a reclassification in the consolidated balance sheet of $5,890,000 reducing minority interests and increasing additional paid-in capital (equity) and (2) the recognition of a minority interest charge of $3,272,000 (including $2,400,000 as of the date of the preferred shares were issued) in the consolidated statement of operations increasing the Company's net loss from $10,465,000 to $13,737,000. The remaining discount of $2,618,000 will be charged to minority interests through June 30, 1998.

The restatement of the previously issued 1996 consolidated financial statements, in order to apply the accounting described herein for the intrinsic value of the beneficial conversion features, does not affect the cash flows of the Company. The minority interest is recognized as an increase in minority interest in the balance sheet. If the preferred shareholders elect to convert their shares to Imatron common stock, the minority interest will then convert to Imatron equity.

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

10.57 Agreement for Service Support dated February, 1997 between the Company and Siemens Medical Systems, Inc.

10.58 Warrant Purchase Agreement between the Company and TeraRecon Inc. dated October 15, 1997

10.59 Warrant Purchase Agreement between the Company and TeraRecon Inc. dated October 21, 1997

11.0            Computation of Per Share Earnings.

23.01           Consent of Independent Auditors.

23.02           Consent of Independent Auditors.

27.01           Financial Data Schedule, 1996.

27.02           Financial Data Schedule, 1997.



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