Form 10-K/A
period 1996-12-31
IMATRON INC
filed 1998-05-04
CIK 720477

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K/A
                                (Amendment no. 2)



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

HeartScan Imaging, Inc. ("HeartScan"), incorporated in Delaware in 1993, is a services diagnostic subsidiary of the Company. After completion of a private placement that raised $14,798,000 in net proceeds in July 1996 and the exercise of certain incentive stock options by HeartScan and Imatron management team members, at December 1996, Imatron has a 49.5% interest in HeartScan Imaging which has been consolidated with Imatron for financial reporting purposes as a result of certain exchange provisions included in the private placement agreement(see Notes 1, 7 and 12 to the Notes to the Consolidated Financial Statements). HeartScan offers coronary artery scanning ("CAS") and coronary artery disease risk assessment services through its five Coronary Artery Disease Risk Assessment Centers in South San Francisco, California, Seattle, Washington, Houston, Texas, Pittsburgh, Pennsylvania and Washington D.C. HeartScan is engaged in the business of developing a nationwide network of coronary artery disease risk assessment centers.


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

In June, 1996, Imatron completed a private offering whereby Imatron sold 100,000 shares of HeartScan Series A preferred stock to unaffiliated third parties at $160.00 per share with realized proceeds of $14,798,000 (net of offering costs). The sale of such shares, together with the exercise of certain incentive stock options by members of the HeartScan and Imatron management team, reduced Imatron's ownership in HeartScan to 49.5% as of December 31, 1996. The HeartScan Series A Preferred Stock may be exchanged at the sole option of the holder into Imatron common stock at an exchange price of $5.00 per share until the earlier of a) two year period following closing of the Preferred Stock offering; or b) a HeartScan initial public offering. If there is no initial public offering within 24 months of the Preferred Stock closing, holders may convert the HeartScan Series A Preferred Stock into Imatron common stock at a conversion price equal to the greater of $1.50 per share or a 27% discount from the weighted average closing price of Imatron common stock for the 90 day period immediately preceding 24 months of the Preferred Stock closing and each date that is 3 months thereafter to and including the 48th month of the Preferred Stock closing (see notes 1, 7 and 12 to the Notes to the Consolidated Financial Statements).
HeartScan believes the net proceeds from the private offering, together with lease and debt financing, will enable it to open five to six additional Coronary Artery Disease Risk Assessment

Centers over the next twelve months. In addition, a portion of the funds will be used to develop a program to heighten public awareness of the value of coronary artery scanning and support and expand collaborative research to develop and further refine potential new tests that could be offered at HeartScan centers. To satisfy HeartScan's future capital and operating requirements and to complete its business plan, additional financing may be required. There is no certainty that HeartScan will, in the future, be able to sell its securities privately or in a registered public offering. If additional future public or private financing is required by HeartScan, Imatron may experience dilution of its current ownership position in HeartScan, along with other holders of HeartScan's securities. If such financing cannot be obtained, HeartScan may not be able to complete its business plan and may seek to sell some or all of its assets or to merge with another company.

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

                                 CERTAIN FACTORS

In evaluating the Company and its business, the following factors should be given careful consideration, in addition to the information mentioned elsewhere in this Form 10-K:

OPERATING HISTORY

Imatron was incorporated in February 1983, and incurred losses each quarter from inception through December 31, 1990. Its first recorded profitable year was the year ended December 31, 1991 during which a $4,000,000 payment for the licensing of technology to Siemens Corporation was received. The Company incurred additional net losses in both 1993 and 1992. In 1994, the Company incurred its first year of net income from operations amounting to $3,221,000 partially offset by $911,000 of net losses incurred by HeartScan. In 1996 and 1995, the Company incurred net losses of $13,737,000 and $2,449,000, respectively. The net losses are partially a result of the operating losses incurred by HeartScan which amounted to $7,845,000 and $2,132,000 in 1996 and 1995, respectively. There is no assurance that Imatron can return to profitable operations in the future.

In the past, Imatron has funded its losses primarily though the sale of securities in two public offerings and a number of private placements, through the exercise of options and warrants, through the 1991 license for medical uses of its electron-beam technology to Siemens Corporation, and through revolving lines of credit. In 1995, the Company raised $9,882,000 (net of offering costs) in two offerings of Common Stock to certain institutional investors. In 1996, the Company received $16,672,000 through the sale of shares of Common Stock and the exercise of warrants and stock options for shares of common stock. In addition, HeartScan raised $14,798,000 (net of offering costs) for use exclusively to develop its operations(see notes 1, 7 and 12 to the Notes to the Consolidated Financial Statements). As of December 31, 1996, the Company has a consolidated accumulated deficit of $71,294,000. As of December 31, 1996, HeartScan has an accumulated deficit of $11,872,000.

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

ITEM 6 - SELECTED FINANCIAL DATA

                                  IMATRON INC.
                         SELECTED FINANCIAL INFORMATION
                    (In thousands, except per share amounts)

                                    OPERATING INFORMATION

Year Ended December 31       1996        1995      1994        1993       1992
---------------------      ---------   --------   --------     -------   ------

Total revenues              $25,768   $26,700    $33,571     $25,111   $14,263
Net income(loss)           $(13,737)  $(2,449)   $ 2,310     $(2,871)  $(6,523)
Net income(loss)per share   $ (0.18)   $ (0.04)  $  0.04     $ (0.06)  $ (0.15)
Number of shares used
  in per share calculations  74,406     57,598     62,102      47,865    43,294


                            BALANCE SHEET INFORMATION

At December 31              1996         1995       1994       1993       1992
---------------           ---------   ---------   ---------  ---------  --------

Working capital          $ 33,042     $ 14,252    $ 8,741    $ 5,536    $ 6,971
Total assets             $ 53,192     $ 30,876    $21,173    $15,903    $18,602
Long-term debt           $     -      $    -      $ 4,992    $ 4,992    $ 4,992
Total liabilities        $ 15,666     $ 14,651    $14,303    $12,265    $12,332
Minority Interest        $ 12,323     $    -      $  -       $  -       $   -
Shareholders' equity     $ 25,203     $ 16,225    $ 6,870    $ 3,638    $ 6,270

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

                              RESULTS OF OPERATIONS

1996 vs. 1995

Overall revenues decreased 3% to $25,768,000 in 1996 from $26,700,000 in 1995. Product sales, including $1.8 million under sale-leaseback arrangements with various leasing companies in both 1996 and 1995, increased 6% due to a higher option/upgrade revenues. There were 10 scanners and 1 refurbished unit sold in 1996 versus 10 scanners in 1995. Service revenues decreased 37% to $3,465,000 in 1996 from $5,529,000 in 1995 primarily due to lower spare parts shipment. Spare parts revenues declined to $1,540,000 in 1996 from $3,431,000 in 1995 due primarily to a reduction in the purchase of spare parts by Siemens Corporation. The reduction in spare parts purchased by Siemens was the result of the termination of the 1991 Basic Agreement in 1995 wherein Siemens was no longer required to purchase a minimum number of scanners per year, thereby, decreasing the amount of spare parts they required. Siemens purchases decreased by $1,505,000 to $669,000 in 1996 from $2,174,000 in 1995. Research and development contract revenues decreased by 11% to $5,000,000 compared to $5,637,000 in 1995 due to the lower revenue recognized under the Memorandum of Understanding with Siemens as compared to the previous Siemens development agreement that was terminated in March 1995. Clinic revenues related to the HeartScan subsidiary increased by 181% to $1,293,000 in 1996 compared to $460,000 in 1995 as a result of additional coronary artery disease risk assessment centers operating in 1996. There were five clinics operating in 1996 as compared to two in 1995. Of the existing clinics, only San Francisco clinic had comparable annual results as it was the only clinic opened for the full year in 1996 and 1995. Revenues for San Francisco clinic increased by $214,000 or 61% due to an increase in number of patient scans resulting from promotional and marketing efforts by HeartScan.

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

Prior to applying the accounting described above, in its previously issued financial statements, the Company had not recognized an intrinsic value dividend on the HeartScan preferred stock which was issued in June 1996. The discounted conversion features of this preferred stock into Imatron common stock (the immediate conversion at $5.00 per share and the conversion in two years from the date of the preferred stock issuance at a 27% discount) was provided to the preferred shareholders, in essence to provide them with an exit strategy in the absence of a HeartScan IPO (see Notes 1 and 7). Thus, the Company did not believe a discount should be recognized on a contingently issuable security. Furthermore, at the time of agreeing to the terms of the transaction the $5 per share immediate conversion price was above the market price of the Company's common stock but at the time the HeartScan preferred stock was actually issued, the market price had increased to $5.75 and thereafter, it dropped below $5 again. Accordingly, the Company did not believe that any calculation of the discount should include the impact of this short-term market fluctuation.

In December 1997, the staff of the SEC gave a speech further refining its March 1997 announcement. Based on discussions with the staff of the SEC in April 1998, the staff concluded that the Company should retroactively apply its announcement because it should be applied to contingently issuable securities and, as discussed in the December speech, the portion attributable to the discount that could have been obtained immediately on conversion (even though the share had not been registered yet) should be recognized on the day the preferred shares were issued. The balance of the discount based on a market value of $5.75 per common share is being recognized over two years from the date of issuance.

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

The restatement of the previously issued 1996 consolidated financial statements, in order to apply the accounting described herein for the intrinsic value of the beneficial conversion features, does not affect the cash flows of the Company. The minority interest is recognized as an increase in minority interest in the balance sheet.If the preferred shareholders elect to convert their shares to Imatron common stock, the minority interest will then convert to Imatron equity.



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

Dated:  May 4, 1998             IMATRON INC.



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

  SIGNATURE                      TITLE                            DATE
-------------------      ------------------------         ---------------------


Douglas P. Boyd                    Director,                     May 4, 1998
---------------                    Chairman of the Board
Douglas P. Boyd


William J. McDaniel                Director                      May 4, 1998
-------------------
William J. McDaniel

John L. Couch                      Director                      May 4, 1998
--------------
John L. Couch


Jose Filipe Guedes                 Director                      May 4, 1998
-------------------
Jose Filipe Guedes


S. Lewis Meyer                     Director,                     May 4, 1998
--------------                     President and Chief
S. Lewis Meyer                     Executive Officer


Terry Ross                         Director                      May 4, 1998
-----------
Terry Ross


Aldo J. Test                       Director                     May 4 , 1998
------------
Aldo J. Test


Gary H. Brooks                     Chief Financial Officer,     May 4, 1998
--------------                     Vice President, Finance
Gary H. Brooks                     and Administration, Secretary

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

                                                         ERNST & YOUNG LLP

San Francisco, California
February 14, 1997,
except for Note 12 as to which the date is April 10, 1998



                             (Amounts in thousands)
                                                                                    December 31,
ASSETS                                                                          1996                  1995
------                                                                 --------------------    ------------------

                                                                           (Restated)
Current assets
     Cash and cash equivalents                                             $ 10,862               $    7,269

     Short-term investments                                                  14,171                    1,266
     Accounts receivable (net of allowance for doubtful acccounts of $1,110 and $171 at December 31, 1996 and 1995):
       Trade accounts receivable                                              2,940                    3,083
       Accounts receivable from affiliate                                     2,660                    2,957
     Notes receivable                                                          -                         250
     Inventories                                                             10,393                    8,937
     Prepaid expenses                                                         1,659                      563
                                                                        --------------------    ------------------
                 Total current assets                                        42,685                   24,325



Property and equipment, net                                                  10,102                    6,260
Other assets                                                                    405                      291
                                                                        ------------------    ------------------

                 Total assets                                             $  53,192             $     30,876
                                                                        ===================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Borrowings under line of credit                                     $       -             $       992

      Accounts payable                                                        2,461                   2,785
      Other accrued liabilities                                               5,994                   5,607
      Captial lease obligations - due within one year                         1,188                     689
                                                                        -------------------    ------------------

                 Total current liabilities                                    9,643                  10,073

Deferred income on sale leaseback transactions                                1,419                   1,267
Capital lease obligations                                                     4,604                   3,311
                                                                        ------------------    ------------------

                 Total liabilities                                           15,666                  14,651

Commitments and contingencies - Notes 3 and 6

Minority interest - Notes 1, 7 and 12                                        12,323                     -

Shareholders' equity
      Common stock, no par value; authorized-100,000 shares; issued
         and outstanding-77,919 shares in 1996 and 68,835 shares in 1995     89,223                  72,282
      Deferred compensation                                                   (116)                     -
      Additional paid-in capital                                              7,390                   1,500
      Accumulated deficit                                                   (71,294)                (57,557)
                                                                        ------------------  -----------------

      Total shareholders' equity                                             25,203                  16,225
                                                                       -----------------    ------------------

                Total liabilities and shareholders' equity               $   53,192            $     30,876
                                                                       =================    ==================

The accompanying notes are an integral part of these consolidated financial statements.


                                  IMATRON INC.
                      Consolidated Statements of Operations
                (Amounts in thousands, except per share amounts)


                                                                                        Years ended December 31,

                                                                           1996               1995               1994
                                                                       ---------------    ---------------    --------------
                                                                        (Restated)
Revenues
     Product sales                                                      $      14,236         $ 13,254       $      23,210
     Product sale-leaseback arrangements                                        1,774              1,820                 -
     Service                                                                    3,465              5,529             4,750
     Development contracts                                                      5,000              5,637             5,380
     Clinics                                                                    1,293                460               231
                                                                       ---------------    ---------------    --------------
                       Total revenues                                          25,768             26,700            33,571
                                                                       ---------------    ---------------    --------------
Cost of revenues
     Product sales                                                             12,617             11,533            16,556
     Product sale-leaseback arrangements                                        1,774              1,820                 -
     Service                                                                    3,158              3,952             4,021
     Development contracts                                                      5,000              4,978             5,227
     Clinics                                                                    2,238              1,350               521
                                                                       ---------------    ---------------    --------------
                       Total cost of revenues                                  24,787             23,633            26,325
                                                                       ---------------    ---------------    --------------

Gross profit                                                                      981              3,067             7,246

Operating expenses
     Research and development                                                   3,318              3,430             2,101
     Marketing and sales                                                        4,676              3,137             2,077
     General and administrative                                                 5,396              2,658             2,519
                                                                       ---------------    ---------------    --------------
                       Total operating expenses                                13,390              9,225             6,697
                                                                       ---------------    ---------------    --------------

Operating income (loss)                                                      (12,409)            (6,158)               549

Interest and other income                                                       2,508              4,021             2,342
Interest expense                                                                (564)              (312)             (558)
                                                                       ---------------    ---------------    --------------
Income (loss) before provision for income taxes                              (10,465)            (2,449)             2,333

Provision for income taxes                                                          -                  -              (23)
                                                                       ---------------    ---------------    --------------
Income (loss) before minority interest expense                               (10,465)            (2,449)             2,310

Non cash return to minority interest                                         ( 3,272)                  -                -
                                                                       ---------------    ---------------    --------------
Net income (loss)                                                        $  (13,737)        $   (2,449)        $    2,310
                                                                       ===============    ===============    ==============
Net income (loss) per common share                                        $   (0.18)         $   (0.04)         $    0.04
                                                                       ===============    ===============    ==============
Number of shares used in per share calculations                               74,406             57,598            62,102
                                                                       ===============    ===============    ==============

The accompanying notes are an integral part of these consolidated financial statements.



                                  IMATRON INC.
                 Consolidated Statements of Shareholders' Equity
                             (Amounts in thousands)

                                           Preferred Stock       Common Stock                    Additional
                                           ---------------      ------------          Deferred    paid-in      Accumulated
                                           Shares      Amount     Shares     Amount  Compensation  Capital       Deficit     Total
                                          ----------------------------------------------------------------------------------------
Balances at December 31, 1993               2,008      $3,997     48,354     $55,559      -        $1,500      $(57,418)   $3,638

Preferred stock converted to
common stock                                 (700)      (1,395)    3,500       1,395     -            -             -         -
Common stock issued for employee
stock bonus and purchase plan,
and exercise of employee stock
options                                        -           -       1,650         837      -            -             -         837
Common stock issued for services               -           -         127          85      -            -             -          85
Net income                                     -           -          -           -       -            -           2,310     2,310
                                            --------------------------------------------------------------------------------------
Balances at December 31, 1994               (1,308)     2,602     53,631      57,876      -          1,500       (55,108)    6,870

Preferred stock converted to
common stock                                 1,308     (2,602)     6,539       2,602       -           -              -         -
Common stock sold in a private
placement, net of offering costs               -          -        6,459       9,882       -           -              -      9,882
Common stock issued for employee
stock bonus and purchase plans,
and exercise of employee stock
options                                        -          -        1,656       1,147         -         -              -      1,147
Warrants exercised                             -          -          550         775         -         -              -        775
Net income                                     -          -           -           -          -         -           (2,449)  (2,449)
                                            ---------------------------------------------------------------------------------------
Balances at December 31, 1995                  -          -       68,835      72,282       -         1,500        (57,557)  16,225

Common stock sold in a private
placement, net of offering costs               -          -        4,559      11,348      -           -              -     11,348
Common stock issued for employee
stock purchase plans, stock bonus,
and exercise of employee stock
options                                        -          -        1,188       1,194       -           -              -      1,194
Common stock issued for services                                     115         269       -                                   269
Deferred compensation from issuance
of stock options by consolidated subsidiary    -          -         -            -        (143)       -               -      (143)
Amortization of deferred compensation          -          -         -            -          27        -               -        27
Warrants exercised                             -          -        3,222       4,130        -         -               -      4,130
Issuance of subsidiary's convertible
Series A preferred stock                       -          -           -         -           -       5,890            -       5,890
Net loss (restated)                            -          -           -           -         -         -           (13,737) (13,737)
                                            ---------------------------------------------------------------------------------------
Balances at December 31, 1996                  -        $ -       77,919     $89,223      $(116)    $7,390        $(71,294) $25,203
                                            =======================================================================================

The accompanying notes are an integral part of these financial statements.

                                  IMATRON INC.
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                                                        Years Ended December 31,
                                                      1996                 1995                 1994
                                                 ---------------    -----------------     ----------------
                                                    (restated)
Cash flows from operating activities:
Net income(loss)                                   $(13,737)            $ (2,449)             $  2,310
Adjustments to reconcile net income(loss)to net
  cash used in operating activities:
      Depreciation and amortization                   1,374                1,709                 1,786
      Other income                                       -                (4,000)                    -
      Amortization of deferred compensation              27                    -                     -
      Common stock issued for services                  269                    -                    85
      Non cash return to minority interest            3,272                  -                     -
Changes in operating assets and liabilities:
      Accounts and notes receivable                     690                1,216                (2,945)
      Inventories                                    (1,456)                (701)               (3,343)
      Prepaid expenses                               (1,096)                  53                  (252)
      Other assets                                      140                  (26)                 (414)
      Accounts payable                                 (324)              (1,457)                2,232
      Other accrued liabilities                         387                  538                   584
      Deferred income                                   152                1,267                  (778)
                                                 ---------------    -----------------     ----------------
Net cash used in operating activities               (10,302)              (3,850)                 (735)
                                                 ---------------    -----------------     ----------------

Cash flows from investing activities:
Capital expenditures                                 (2,489)              (1,132)                 (621)
Purchases of available-for-sale securities          (38,891)                   -                    -
Purchases of held-to-maturity securities                 -                (1,000)                   -
Maturities of available-for-sale securities          24,720                    -                    -
Maturities of held-to-maturity securities             1,000                    -                    -
                                                ---------------    -----------------     ----------------

Net cash used in investing activities               (15,660)              (2,132)                (621)
                                                ---------------    -----------------     ----------------

Cash flows from financing activities:
Payments of obligations under capital leases           (923)                (247)                   -
Payment of notes payable                               (992)                   -                    -
Proceeds from issuance of common stock               16,672               11,804                  837
Proceeds from issuance of preferred stock
  of consolidated subsidiary                         14,798                    -                    -
                                               ---------------    -----------------     ----------------

Net cash provided by financing activities            29,555               11,557                  837
                                               ---------------    -----------------     ----------------

Net increase(decrease)in cash and cash equivalents    3,593                5,575                (519)

Cash and cash equivalents, at beginning of year       7,269                1,694                2,213
                                               ---------------    -----------------     ----------------

Cash and cash equivalents, at end of year        $   10,862          $    7,269          $      1,694
                                               ===============    =================     ================


Supplemental Disclosure of Non-cash Investing and Financing Activities:

Deferred compensation from common stock
option grant of consolidated subsidiary          $     143          $       -              $      -
                                              ===============     ================     =================
Preferred stock converted to common stock        $       -          $    2,602             $   1,395
                                              ================     ===============     ==================
Equipment acquired under capital leases          $   2,715          $    4,247             $     -
                                              ================    ================     ==================

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


HeartScan was incorporated in Delaware in 1994. As of December 31, 1996 Imatron's interest in HeartScan is 49.5% (see Note 7). On June 28, 1996 Imatron sold 100,000 shares of HeartScan Series A preferred stock to unaffiliated third parties. The sale reduced the Company's ownership interest in HeartScan to 48.3%. Imatron originally reported $554,000 (48.3%) of HeartScan losses in its third quarter of fiscal 1996 using the equity method of accounting. The remaining losses of $594,000 were attributed to the preferred stock ownership interest of HeartScan in the third quarter of fiscal 1996. Due to certain equity exchange provisions provided to these HeartScan preferred shareholders (see Notes 7 and 12), HeartScan's 1996 results of operations have been fully consolidated for the year ended December 31, 1996 in the accompanying consolidated financial statements. The result of the consolidation of HeartScan was to increase the Company's net loss by $4,573,000 for the year ended December 31, 1996. Of this amount, $594,000 of losses that were originally attributed to the preferred shareholders' ownership interest in the third quarter of 1996 have now been consolidated with the Company's 1996 losses. No future HeartScan operating losses will be attributed to the preferred shareholders until the preferred stock exchange provisions are extinguished. Additionally, the net proceeds realized from the Heartscan preferred stock offering will be classified as a minority interest in the Company's balance sheet until the exchange provisions are extinguished.

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


In March 1995, the Company and Siemens Corporation ("Siemens") entered into a Memorandum of Understanding. Under the terms of the Memorandum, Siemens agreed to provide a maximum $15 million to the Company's C-150 Evolution Ultrafast CT scanner research and development program over the next three years in order to improve and enhance the scanner. Imatron funds a portion equal to a minimum fifty percent of Siemens' contribution for the sole purpose of conducting the collaborative agreement. In connection with this agreement, Siemens retains exclusive distribution rights, through March 31, 1998, in certain geographical regions for sales of the C-150/Evolution scanner. The Company has recognized $5,000,000 and $3,884,000 of revenue under the collaborative development agreement in 1996 and 1995, respectively. This revenue has been recognized ratably over the year as research and development has been performed by the Company. The payments received by the Company are not refundable under any circumstances. Under the now expired product development agreement with

Siemens, the Company recognized $0, $1,753,000 and $5,013,000 in revenue in 1996, 1995 and 1994, respectively.

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

HEARTSCAN EQUITY TRANSACTIONS

In June 1996, Imatron completed a private placement offering whereby 100,000 shares of HeartScan Series A Preferred Stock were sold at $160 per share and realized net proceeds of $14,798,000. The preferred stock is convertible on a ten-to-one basis into HeartScan common shares at any time. Mandatory conversion of the preferred stock into common stock will occur upon the successful completion of a HeartScan initial public offering. The HeartScan Series A Preferred Stock may be exchanged at the sole option of the holder into Imatron common stock at an exchange price of $5.00 per share until the earlier of a) two year period following closing of the Preferred Stock offering; or b) a HeartScan initial public offering. If there is no initial public offering within 24 months of the Preferred Stock closing, holders may convert the HeartScan Series A Preferred Stock into Imatron common stock at a conversion price equal to the greater of $1.50 per share or a 27% discount from the weighted average closing price of Imatron common stock for the 90 day period immediately preceding 24 months of the Preferred Stock closing and each date that is 3 months thereafter to and including the 48th month of the Preferred Stock closing (see Note 12).

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

                                                1996                1995
                                             ----------          ----------
 Net loss - as reported                       ($13,737)           ($2,449)
 Net loss - pro forma                         ($14,156)           ($2,620)
 Loss per share - as reported                   ($0.18)            ($0.04)
 Loss per share - pro forma                     ($0.19)            ($0.05)

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


A summary of the activity under the HSI Stock Option Plan is as follows:
                                                                        Outstanding Options
                                                     Shares            --------------------           Aggregate
                                                     available          Number        Price per        Exercise
                                                     for grant         of shares        share      Price(in thousands)
Balances at December 31, 1994                              -                -             -               -

 Shares reserved - 1995 Plan                           250,000              -             -               -
 Options granted                                      (112,500)         112,500        $0.001             -
                                                  ----------------   ------------  --------------   -----------

Balances at December 31, 1995                          137,500           112,500       $0.001             -

 Options granted                                       (75,000)           75,000       $0.100             $8
 Options exercised                                          -            (72,656)      $0.001             -
                                                  ----------------   -------------  -------------   -----------
Balances at December 31, 1996                           62,500           114,844       $0.07             $8
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

The consolidated financial statements as of and for the year ended December 31, 1996 have been restated to give effect to the accounting treatment described above. The restatement resulted in (1) a reclassification in the consolidated balance sheet of $5,890,000 reducing minority interests and increasing additional paid-in capital(equity) and (2) the recognition of a minority interest charge of $3,272,000 (including $2,400,000 as of the date of the preferred shares were issued) in the consolidated statement of operations increasing the Company's net loss from $10,465,000 to $13,737,000. The remaining discount of $2,618,000 will be charged to minority interests through June 30, 1998.

The restatement of the previously issued 1996 consolidated financial statements, in order to apply the accounting described herein for the intrinsic value of the beneficial conversion features, does not affect the cash flows of the Company. The minority interest is recognized as an increase in minority interest in the balance sheet.If the preferred shareholders elect to convert their shares to Imatron common stock, the minority interest will then convert to Imatron equity.

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