Form 10-Q
period 1998-03-31
IMATRON INC
filed 1998-05-15
CIK 720477

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.


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

                          Yes X                    No_________

At May 1, 1998, 79,146,985 shares of the Registrant's common stock (no par value) were issued and outstanding.

                            Total Number of Pages: 14

                                  IMATRON INC.

                                TABLE OF CONTENTS

-------------------------------------------------------------------------------

PART I.    FINANCIAL INFORMATION                                            PAGE

Item 1.       Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -                      3
                  March 31, 1998 (unaudited) and December 31, 1997.


                  Condensed Consolidated Statements of                         4
                  Operations - Three Months Ended
                  March 31, 1998 and 1997 (unaudited).


                  Condensed Consolidated Statements of                         5
                  Cash Flows - Three Months Ended
                  March 31, 1998 and 1997 (unaudited).


                  Notes to Condensed Consolidated Financial                    6
                  Statements (unaudited).


Item 2.           Management's Discussion and Analysis of Financial           10
                  Condition and Results of Operations.


PART II.          OTHER INFORMATION                                           12


SIGNATURES                                                                    14



                                                   IMATRON INC.
                                       Condensed Consolidated Balance Sheets
                                              (Amounts in thousands)



ASSETS                                                                          March 31,            December 31,
                                                                                  1998                   1997
                                                                          --------------------    ------------------
                                                                                (Unaudited)            (Restated)

Current assets
      Cash and cash equivalents                                                 $      7,244     $          14,425

      Short-term investments                                                             885                   180
      Accounts receivable (net of allowance for doubtful accounts of $3,052 at March 31, 1998 and $2,758 at December 31, 1997):
             Trade accounts receivable                                                 5,983                 8,215
             Accounts receivable from affiliate                                        1,701                 1,438
      Inventories                                                                     16,588                12,926
      Prepaid expenses                                                                   589                   461
                                                                         --------------------    ------------------
 Total current assets                                                                 32,990                37,645

Property and equipment, net                                                            9,915                10,359
Other assets                                                                           1,161                 1,219
                                                                         --------------------    ------------------

Total assets                                                                    $     44,066     $          49,223

                                                                         ====================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                          $      2,753         $       2,962
      Other accrued liabilities                                                        6,084                 7,055
      Capital lease obligations - due within one year                                  1,656                 1,578
                                                                         --------------------    ------------------

Total current liabilities                                                             10,493                11,595

Deferred income on sale leaseback transactions                                         1,251                 1,376
Deferred income on service contract                                                      390                   420
Capital lease obligations                                                              4,103                 4,507
                                                                         --------------------    ------------------

Total liabilities                                                                     16,237                17,898


Minority interest                                                                     14,692                14,255

Shareholders' equity
      Common stock, no par value; authorized-100,000 shares;
       issued and outstanding - 79,038 shares in 1998 and 78,203
       shares in  1997                                                                91,167                90,728
      Deferred compensation                                                            (211)                 (232)
      Additional paid-in capital                                                       9,340                 9,290
      Accumulated deficit                                                           (87,159)              (82,716)
                                                                         --------------------    ------------------

Total shareholders' equity                                                            13,137                17,070
                                                                         --------------------    ------------------

Total liabilities and shareholders' equity                                $           44,066        $       49,223
                                                                         ====================    ==================


The accompanying notes are an integral part of these consolidated financial statements.


                                                   IMATRON INC.
                                  Condensed Consolidated Statements of Operations
                                 (Amounts in thousands, except per share amounts)
                                                    (Unaudited)

                                                                         Three Months Ended March 31,
                                                              -----------------------------------------------

                                                                     1998                       1997
                                                              --------------------       --------------------
                                                                                               (Restated)

Revenues
     Product sales                                             $              949                    $ 7,791
     Service                                                                1,347                      1,030
     Development contracts                                                  1,250                      1,250
     Clinics                                                                1,021                        506
                                                              --------------------       --------------------

                       Total revenues                                       4,567                     10,577
                                                              --------------------       --------------------

Cost of revenues
     Product sales                                                          1,086                      5,441
     Service                                                                1,360                        705
     Development contracts                                                  1,250                      1,250
     Clinics                                                                  914                        755
                                                              --------------------       --------------------

                       Total cost of revenues                               4,610                      8,151
                                                              --------------------       --------------------

Gross profit                                                                (43)                      2,426

Operating expenses
     Research and development                                                 737                        922
     Marketing and sales                                                    1,683                      1,363
     General and administrative                                             1,541                      1,111
                                                              --------------------       --------------------

                       Total operating expenses                             3,961                      3,396
                                                              --------------------       --------------------

Operating  loss                                                           (4,004)                      (970)

Other income, net                                                            120                        310
Interest expense                                                            (122)                      (174)
                                                              --------------------       --------------------

Loss before provision for income taxes                                    (4,006)                      (834)


Provision for income taxes                                                      -                          -
                                                              --------------------       --------------------

Loss before minority interest expense                                     (4,006)
                                                                                                       (834)

Non-cash return to minority interest                                        (437)                      (436)
                                                              --------------------       --------------------

Net loss                                                         $        (4,443)           $        (1,270)
                                                              ====================       ====================

Net loss per common share                                         $       (0.06)            $        (0.02)
                                                              ====================       ====================

Number of shares used in per share calculations
                                                                          78,995                     78,109
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


                                                   IMATRON INC.
                                  Condensed Consolidated Statements of Cash Flows
                                              (Amounts in thousands)
                                                    (Unaudited)


                                                                Three Months Ended March 31,
                                                         ----------------------------------------------------


                                                                1998                               1997
                                                         -----------------                  -----------------
                                                                                                  (Restated)


Cash flows from operating activities:

   Net loss                                          $           (4,443)                $           (1,270)
   Adjustments to reconcile net loss
        to net cash used in operating activities:
      Depreciation and amortization                                 630                                520
     Amortization of deferred compensation                           21                                  9
     Non-cash return to minority interest                           437                                436
     Warrant issued for services                                     50                                  -
     Common stock issued for services                                 9                                 78
     Provision for bad debt                                         294                                 45
     Loss on disposal of assets                                     175                                  -
   Changes in:
     Accounts and notes receivable                                1,675                             (2,341)
     Inventories                                                 (3,662)                              (727)
     Prepaid expenses                                              (128)                               783
     Other assets                                                    58                                 10
     Accounts payable                                              (209)                               (44)
     Other accrued liabilities                                     (971)                              (423)
     Deferred revenue                                              (155)                              (126)
                                                         -----------------                  -----------------




Net cash used in operating activities                            (6,219)                            (3,050)
                                                         -----------------                  -----------------




Cash flows from investing activities:
   Capital expenditures                                            (361)                              (139)
   Purchases of marketable securities                              (885)                            (5,082)
   Maturities of marketable securities                              180                             14,171
                                                         -----------------                  -----------------




Net cash provided by (used in) investing activities              (1,066)                             8,950

Cash flows from financing activities:
   Payment of obligation under capitalized leases                  (326)                              (275)
   Proceeds from issuance of common stock                           430                                509
                                                         -----------------                  -----------------



Net cash provided by
   financing activities                                             104                                234
                                                         -----------------                  -----------------



Net increase (decrease) in cash and
     cash equivalents                                            (7,181)                             6,134

Cash and cash equivalents, at beginning
     of the period                                               14,425                             10,862
                                                         -----------------                  -----------------



Cash and cash equivalents, at end of the
     period                                             $         7,244                      $        16,996
                                                         =================                  =================




Supplemental Disclosure of Non-cash Investing and Financing Activities:
Cash paid for interest on capital lease
   obligations                                           $             95                     $           114
                                                         =================                  =================


The accompanying notes are an integral part of these condensed consolidated financial statements

                                  IMATRON INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1997.

2.  PRINCIPLES OF CONSOLIDATION

The consolidated  financial statements include the accounts of Imatron Inc. (the
Company)  and  its  subsidiary   HeartScan  Imaging,   Inc.   (HeartScan).   All
intercompany accounts and transactions have been eliminated in consolidation.

3.  NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS
130) which became effective for financial statements for periods beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has adopted SFAS 130 as of January 1, 1998. The Company, however, does not have any components of comprehensive income as defined by SFAS 130 and therefore, for the three months ended March 31, 1998 and 1997, comprehensive income is equivalent to the Company's net loss.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of a Business Enterprise" (SFAS 131) which became effective for financial statements beginning after December 15, 1997, and establishes standards for disclosures about segments of an enterprise. The Company has adopted SFAS 131 and has included the segment disclosures required for interim financial statements in Note 7. The reportable segments under SFAS 131 do not differ from the segments as reported in the Company's December 31, 1997 consolidated annual financial statements either in their definition as segments or in the basis of measurement of segment profit or loss.

4. INVENTORIES

Inventories consist of (in thousands of dollars):

                                           March 31,           December 31,
                                            1998                  1997
                                     --------------------  -------------------

Purchased parts and sub-assemblies       $         3,055      $         3,212
Service parts                                      1,713                1,398
Work-in-process                                    5,095                3,611
Finished goods                                     6,725                4,705
                                     ====================  ===================
     TOTAL                                 $      16,588       $       12,926
                                     ====================  ===================


5.  INCOME (LOSS) PER SHARE

The Company adopted SFAS No. 128, "Earnings per Share", as of December 31, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. Net loss per share (basic) is computed based on the weighted average number of common shares outstanding, and net loss per share (diluted) is computed based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Stock options and warrants have not been included in the computation of diluted earnings per share as their effect would have been antidilutive. All prior period net loss per share data was restated by the Company upon the adoption of SFAS 128.

6.  STOCK OPTION REPRICING

On February 24, 1998, the Company offered employees holding options under the 1993 Stock Option Plan, the opportunity to exchange such options for options with an exercise price equal to $2.56 per share, the fair market value of the Company's stock on that date. Outstanding options to purchase 760,597 shares with an exercise price greater than fair market value on February 24, 1998 were repriced at $2.56 per share.

7.  SEGMENT INFORMATION AND FOREIGN SALES

The Company operates in two industry segments. Imatron designs, manufactures, services and markets a computed tomography scanner and HeartScan Imaging, Inc., operates clinics that perform the coronary artery scan procedures. The accounting policies of the segments are the same as these described in the summary of significant accounting policies included in the Company's consolidated financial statements and notes thereto for the year ended December 31, 1997. The Company evaluates performance based on profit or loss from operations before income taxes not including non-recurring gains and losses.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.



The following  table  summarizes the results of operations  for the Company's two major  business  segments for each quarter ended
March 31:

         (In thousands)                                    Imatron          HeartScan      Eliminations    Consolidated
                                                        ---------------   --------------- --------------- ---------------
         1998:
         Revenues from external customers                  $    3,546     $       1,021        $   -     $      4,567
         Intersegment revenues                                    212                 -         (212)              -
         Total revenue                                          3,758             1,021         (212)           4,567
         Operating loss                                        (2,708)           (1,296)            -          (4,004)
         Total assets                                          32,571            11,515          (20)          44,066

         1997:

         Revenues from external customers                $     10,071       $       506       $   -       $    10,577
         Intersegment revenues                                     94                 -          (94)               -
         Total revenue                                         10,165               506          (94)          10,577
         Operating loss                                           559           (1,529)             -           (970)
         Total  assets                                         36,213            18,373       (2,500)          52,086



8.  RESTATEMENT

In June 1996, Imatron completed a private placement offering whereby 100,000 shares of HeartScan Series A Preferred Stock were sold at $160 per share and realized net proceeds of $14,798,000. The preferred stock is convertible on a ten-to-one basis into HeartScan common shares at any time. Mandatory conversion of the preferred stock into common stock will occur upon the successful completion of a HeartScan initial public offering. The HeartScan Series A Preferred Stock may be exchanged at the sole option of the holder into Imatron common stock at an exchange price of $5.00 per share until the earlier of a) two year period following closing of the Preferred Stock offering; or b) a HeartScan initial public offering. If there is no initial public offering within 24 months of the Preferred Stock closing, holders may convert the HeartScan Series A Preferred Stock into Imatron common stock, at a conversion price equal to the greater of $1.50 per share or a 27% discount from the weighted average closing price of Imatron common stock for the 90 day period immediately preceding 24 months of the Preferred Stock closing and each date that is 3 months thereafter and including the 48th month of the Preferred Stock closing.

In March 1997, subsequent to the Company finalizing its 1996 consolidated financial statements, the Securities and Exchange Commission ("SEC") announced its position on accounting for the issuance of convertible preferred stock with a nondetachable conversion feature that is deemed "in the money" at the date of issue (a "beneficial conversion feature"). The beneficial conversion feature is initially recognized and measured by allocating a portion of the preferred stock proceeds equal to the intrinsic value of that feature to additional paid-in-capital. The intrinsic value is calculated at the date of issue as the difference of the conversion price and the quoted market price of the Company's common stock, into which the security is convertible, multiplied by the number of shares into which the security is convertible. The discount resulting from the allocation of proceeds to the beneficial conversion feature is treated as a dividend and is recognized as a return to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return (i.e. from the date the securities are issued to the date they are first convertible). The accounting for the beneficial conversion feature requires the use of an unadjusted quoted market price (i.e. no valuation discounts allowed) as the fair value used in order to determine the intrinsic value dividend. Additionally preferred dividends of a subsidiary are included in minority interest as a charge against income.

Prior to applying the accounting described above in its previously issued financial statements, the Company had not recognized an intrinsic value dividend on the HeartScan preferred stock which was issued in June 1996. The discounted conversion features of this preferred stock into Imatron common stock (the immediate conversion at $5.00 per share and the conversion in two years from the date of the preferred stock issuance at a 27% discount) was provided to the preferred shareholders, in essence to provide them with an exit strategy in the absence of a HeartScan IPO. Thus, the Company did not believe a discount should be recognized on a contingently issuable security. Furthermore, at the time of agreeing to the terms of the transaction the $5 per share immediate conversion price was above the market price of the Company's common stock but at the time the HeartScan preferred stock was actually issued, the market price had increased to $5.75 and thereafter, it dropped below $5 again. Accordingly, the Company did not believe that any calculation of the discount should include the impact of this short-term market fluctuation.

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

The consolidated financial statements as of and for the three months ended March 31, 1997 have been restated to give effect to the accounting treatment described above. The restatement resulted in (1) a reclassification in the consolidated balance sheet of $2,182,000 reducing minority interests and increasing additional paid-in capital (equity) and (2) the recognition of a minority interest charge of $436,000 in the consolidated statement of operations increasing the Company's net loss from $834,000 to $1,270,000.

The restatement of the previously issued consolidated financial statements, in order to apply the accounting described herein for the intrinsic value of the beneficial conversion features, does not affect the cash flows of the Company. The non-cash return to minority interest is recognized as an increase in minority interest in the balance sheet. If the preferred shareholders elect to convert their shares to Imatron common stock, the minority interest will then convert to Imatron equity.

9.  SUBSEQUENT EVENTS

On April 1, 1998, Imatron's obligations and Siemens' funding under the Memorandum of Understanding terminated. In addition, Siemens surrendered its exclusive distribution rights and Imatron assumed worldwide distribution for its C-150 scanners.

On May 5, 1998 , the Company entered into an agreement whereby Imatron will acquire a majority ownership of Positron Corporation ("Positron"). Positron designs, manufactures, markets, and services POSICAMTM PET systems, which are medical imaging devices utilizing positron emission tomography ("PET") technology.

In conjunction with the execution of the definitive agreements, the Company will begin making working capital advances to Positron of up to $500,000 in order to enable it to meet a portion of its current obligations. The financing bears interest at 1/2% over the prime rate, is due March 1, 2000, and is secured by all of Positron's assets. Positron has been operating under severe liquidity and working capital constraints.

Under the terms of the agreement, Imatron will acquire a majority ownership of the outstanding common stock of Positron Corporation on a fully diluted and as-if-converted basis, excluding out-of-the-money warrants and options determined at the time of issuance for $100.

Consummation of the issuance of shares to Imatron is conditioned upon, among other things, Positron shareholders' approval. The Company anticipates that the acquisition will close in the third quarter of this year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

                  Three months ended March 31, 1998 versus 1997

Overall revenues for the first quarter ended March 31, 1998 of $4,567,000 decreased $6,010,000 or 57% compared to 1997 revenues of $10,577,000. Net product revenues decreased to $949,000 in 1998 from $7,791,000 in 1997 primarily because of decrease in scanner sales to one in 1998 from five in 1997. Although, certain customers provided the company with downpayments for scanners for delivery for the first quarter of 1998, those customers were unable to obtain letters of credit which led to the decrease in scanner sales. Service revenues increased to $1,347,000 in 1998 from $1,030,000 in 1997 due to an increase in scanners under service contracts. The increase primarily resulted from the service support agreement entered into with Siemens. Development contract revenue of $1,250,000 represents non-refundable payments received from Siemens to compensate the Company for its research and development efforts for which Siemens received certain rights under the three year Memorandum of Understanding entered into in 1995.

Clinic revenues related to HeartScan Imaging, Inc. (HeartScan) increased by 102% to $1,021,000 in 1998 compared to $506,000 in 1997 due primarily to an increase in the number of patient scans per center as a result of the promotional and marketing efforts by HeartScan, as well as, an increase in public awareness with regard to the benefits of coronary artery screening. The increase was slightly offset by a decrease in revenues from the Seattle center due to its closure in February 1998. The closure of the Seattle clinic was a result of its poor financial performance and its lack of response to the marketing and sales efforts put forth by the Company to increase sales.

The following table represents the revenues and operating loss for each clinic for the three months ending March 31:

                                1998                           1997
                  ----------------------------    ------------------------------
                   Revenues    Operating losses    Revenues     Operating losses
                  -------------- ---------------- ---------------- -------------

San Francisco, CA    $343,000    $(116,000)        $  135,000       $ (119,000)
Seattle, WA            39,000     (183,000)            89,000         (213,000)
Houston, TX           246,000     (257,000)           102,000         (202,000)
Washington DC         324,000     (150,000)           121,000         (180,000)
Pittsburgh, PA         69,000     (145,000)            59,000         (213,000)


Clinic costs of revenues as a percentage of clinic revenues decreased to 90% in 1998 as compared to 149% in 1997 primarily due to an increase in the number of patient scans and the closure of the Seattle center which was consistently operating at a loss.

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

Total cost of revenues as a percent of revenues for the first quarter of 1998 increased to 101% compared from 77% in 1997. Product cost of revenues as a percent of product revenues increased to 114% in 1998 from 70% in 1997 . The negative gross profit on product sales is the result of selling one, small gross margin scanner to Siemens, coupled with the fact that the Company incurred one time re-engineering costs for its scanner manufacturing process. Service cost of revenues as a percent of service revenue increased to 101% in 1998 from 68% in 1997 due to increases in headcount and travel expenses incurred by the Company resulting from an increase in the number of scanners being serviced.

Operating expenses of $3,961,000 in 1998 increased $565,000 or 17% compared to 1997 expenses of $3,396,000. Research and development expenses of $737,000 in 1998 decreased from $922,000 in 1997 primarily as a result of a decrease in inhouse research for new product development programs. Selling expenses increased to $1,683,000 in 1998 from $1,363,000 in 1997 primarily due to higher advertising expenses incurred by HeartScan for its centers and expenses related to studies conducted promoting the benefits of the Company's product. Administrative expenses increased to $1,541,000 in 1998 from $1,111,000 in 1997 due to an increase in investor relations and bad debt expense relating to Asian distributors.

Other income decreased to $120,000 in 1998 from $310,000 for the first quarter of 1997. The decrease was attributable to lower cash balances and investments in interest-bearing securities primarily due to the operating loss incurred and the $175,000 loss on retirement of property and equipment belonging to HeartScan Seattle . Interest expense decreased to 122,000 for the first quarter of 1998 from $174,000 in the comparable period of 1997 due primarily to a lower balance on the capital lease obligations.

The Company incurred a non-cash charge to income of $437,000 recorded as minority interest expense in the first quarter of 1998 in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock (see Note 8 to the Notes to the Consolidated Financial Statements).

Liquidity and Capital Resources:

At March 31, 1998, working capital decreased to $22,497,000 compared to December 31, 1997 working capital of $26,050,000 primarily as a result of the net loss sustained by the Company amounting to $4,443,000.

The Company's assets decreased to $44,066,000 compared to December 31, 1997 total assets of $49,223,000. Net cash used in operating activities during the year ended March 31, 1998 was $6,219,000 compared to $3,050,000 during the same period in 1997. The use of cash was mainly due to an increase in inventory resulting from decreased product sales and payments of accrued liabilities.

Significant uses of cash in investing activities included purchases of securities held for sale and capital equipment. Key financing activities for the first quarter ended 1998 included repayments of obligations under the capital lease offset by proceeds from exercise of stock options and warrants.

The Company's liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the cash requirements will fluctuate based on timing and extent of these factors, management believes that cash, cash equivalents, and short-term investments existing at March 31, 1998 together with the borrowing capability, and the estimated proceeds from ongoing sales of products and services in 1998 will provide the Company and HeartScan with sufficient cash for operating activities and capital requirements through December 31, 1998.

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

This Form 10Q contains forward-looking statements which involve risk and uncertainties. The company's actual results may differ significantly from the results discussed in the forward-looking statements as a result of certain risk factors set forth in the company's Annual Report on Form 10-K/A for the year ended December 31, 1997.

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

                                 Exhibit No. 11

                                  IMATRON INC.
                        Computation of Per Share Earnings
                  (Amounts in thousands, except per share data)
                                   (Unaudited)



                                                March 31,          March 31,
                                                  1998                1997
                                             ----------------    ---------------
Basic and Diluted:

Weighted average common shares outstanding            78,995              78,109

                                             ================    ===============
      TOTAL                                           78,995              78,109
                                             ================    ===============

Net loss                                       $     (4,443)      $      (1,270)
                                             ================    ===============

Net loss per share                             $      (0.06)      $       (0.02)
                                             ================    ===============

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 14, 1998


                                  IMATRON INC.
                                  (Registrant)





                                /s/  Gary H. Brooks
                      ------------------------------------
                          Gary H. Brooks Vice President
                             Finance/Administration,
                      Chief Financial Officer and Secretary