Form 10-Q/A
period 1997-03-31
IMATRON INC
filed 1998-06-09
CIK 720477

FORM 10Q                                                          MARCH 31, 1997
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q/A



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

                            Total Number of Pages: 14


================================================================================

FORM 10Q                                                          MARCH 31, 1997
================================================================================

                                  IMATRON INC.

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I.    FINANCIAL INFORMATION                                            PAGE

Item 1.    Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets -                           3
             3 March 31, 1997  (unaudited  and  restated)  and
             December 31, 1996 (restated).


             Condensed  Consolidated  Statements  of                           4
             Operations - Three  Months  Ended
             March 31, 1997(unaudited and restated) and 1996 (unaudited).


             Condensed  Consolidated  Statements  of                           5
             Cash  Flows - Three  Months  Ended
             March 31, 1997(unaudited and restated) and 1996 (unaudited).


             Notes to Condensed Consolidated Financial                         6
             Statements (unaudited).


Item 2.    Management's Discussion and Analysis of Financial                  10
           Condition and Results of Operations.


PART II.   OTHER INFORMATION                                                  12


SIGNATURES                                                                    13





================================================================================

FORM 10Q                                                          MARCH 31, 1997
================================================================================

                                                            IMATRON INC.
                                                Condensed Consolidated Balance Sheets
                                                       (Amounts in thousands)
                                                                                                              (Restated)
                                                                                                  ----------------------------------
                                                                                                    March 31,           December 31,
ASSETS                                                                                                1997                  1996
------
                                                                                                  -------------        -------------
                                                                                                    (Unaudited)
Current assets
      Cash and cash equivalents                                                                       $ 16,996             $ 10,862
      Short-term investments                                                                             5,082               14,171
      Accounts receivable (net of allowance for doubtful accounts of $1,155 at March 31, 1997 and $1,110 at December 31,
           1996):
                Trade accounts receivable                                                                5,315                2,940
                Accounts receivable from affiliate                                                       2,581                2,660
      Inventories                                                                                       11,120               10,393
      Prepaid expenses                                                                                     876                1,659
                                                                                                      --------             --------
 Total current assets                                                                                   41,970               42,685

Property and equipment, net                                                                              9,721               10,102
Other assets                                                                                               395                  405
                                                                                                      --------             --------

Total assets                                                                                          $ 52,086             $ 53,192
                                                                                                      ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                                                $  2,417             $  2,461
      Other accrued liabilities                                                                          5,571                5,994
      Capital lease obligations - due within one year                                                    1,257                1,188
                                                                                                      --------             --------

Total current liabilities                                                                                9,245                9,643

Deferred income on sale leaseback transactions                                                           1,293                1,419
Capital lease obligations                                                                                4,260                4,604
                                                                                                      --------             --------

Total liabilities                                                                                       14,798               15,666


Minority interest - Note 8                                                                              12,759               12,323

Shareholders' equity
      Common  stock, no par value; authorized-100,000 shares;
       issued and outstanding - 78,203 shares in 1997 and 77,919
       shares in 1996                                                                                   89,810               89,223
      Deferred compensation                                                                               (107)                (116)
      Additional paid-in capital                                                                         7,390                7,390
      Accumulated deficit                                                                              (72,564)             (71,294)
                                                                                                      --------             --------

Total shareholders' equity                                                                              24,529               25,203
                                                                                                      --------             --------

Total liabilities and shareholders' equity                                                            $ 52,086             $ 53,192
                                                                                                      ========             ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

================================================================================

FORM 10Q                                                          MARCH 31, 1997
================================================================================

                                                            IMATRON INC.
                                           Condensed Consolidated Statements of Operations
                                          (Amounts in thousands, except per share amounts)
                                                             (Unaudited)

                                                                                                    Three Months Ended March 31,
                                                                                                 -----------------------------------
                                                                                                     1997                     1996
                                                                                                 ---------                ---------
                                                                                                 (Restated)
Revenues
     Product sales                                                                                $  7,791                 $  3,791
     Service                                                                                         1,030                      767
     Development contracts                                                                           1,250                    1,250
     Clinics                                                                                           506                      282
                                                                                                  --------                 --------

                       Total revenues                                                               10,577                    6,090
                                                                                                  --------                 --------

Cost of revenues
     Product sales                                                                                   5,441                    3,193
     Service                                                                                           705                      698
     Development contracts                                                                           1,250                    1,250
     Clinics                                                                                           755                      437
                                                                                                  --------                 --------

                       Total cost of revenues                                                        8,151                    5,578
                                                                                                  --------                 --------

Gross profit                                                                                         2,426                      512

Operating expenses
     Research and development                                                                          922                      703
     Marketing and sales                                                                             1,363                    1,083
     General and administrative                                                                      1,111                      848
                                                                                                  --------                 --------

                       Total operating expenses                                                      3,396                    2,634
                                                                                                  --------                 --------

Operating  loss                                                                                       (970)                  (2,122)

Interest income                                                                                        310                       51
Interest expense                                                                                      (174)                    (120)
                                                                                                  --------                 --------

Loss before provision for income taxes                                                                (834)                  (2,191)


Provision for income taxes                                                                            --                       --
                                                                                                  --------                 --------

Loss before minority interest expense                                                                 (834)                  (2,191)


Non-cash return to minority interest                                                                  (436)                    --
                                                                                                  --------                 --------

Net loss                                                                                          $ (1,270)                $ (2,191)
                                                                                                  ========                 ========

Net loss per common share                                                                         $  (0.02)                $  (0.03)
                                                                                                  ========                 ========


Number of shares used in per share calculations
                                                                                                    78,109                   69,112
                                                                                                  ========                 ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

================================================================================

FORM 10Q                                                          MARCH 31, 1997
================================================================================

                                                            IMATRON INC.
                                           Condensed Consolidated Statements of Cash Flows
                                                       (Amounts in thousands)
                                                             (Unaudited)

                                                                                                        Three Months Ended March 31,
                                                                                                       ----------------------------
                                                                                                         1997                 1996
                                                                                                       --------            --------
Cash flows from operating activities:
   Net loss                                                                                            $ (1,270)           $ (2,191)
   Adjustments to reconcile net loss
        to net cash used in operating activities:
     Depreciation and amortization                                                                          520                 257
     Amortization of deferred compensation                                                                    9                --
     Non cash return to minority interest                                                                   436                --
     Common stock issued for services                                                                        78                  40
     Provision for bad debt                                                                                  45                 145
   Changes in operating assets and liabilities:
     Accounts and notes receivable                                                                       (2,341)               (973)
     Inventories                                                                                           (727)               (994)
     Prepaid expenses                                                                                       783                 (65)
     Other assets                                                                                            10                  (7)
     Accounts payable                                                                                       (44)                 34
     Other accrued liabilities                                                                             (423)               (968)
     Deferred revenue                                                                                      (126)                (89)
                                                                                                       --------            --------


Net cash used in operating activities                                                                    (3,050)             (4,811)
                                                                                                       --------            --------

Cash flows from investing activities:
   Capital expenditures                                                                                    (139)               (205)
   Purchases of available-for-sale securities                                                            (5,082)             (2,027)
   Maturities of available-for-sale securities                                                           14,171                --
                                                                                                       --------            --------


Net cash provided by (used in) investing activities                                                       8,950              (2,232)

Cash flows from financing activities:
   Payments of obligations under capital leases                                                            (275)               (155)
   Proceeds from issuance of common stock                                                                   509               1,008
                                                                                                       --------            --------


Net cash provided by
   financing activities                                                                                     234                 853
                                                                                                       --------            --------


Net increase (decrease) in cash and
     cash equivalents                                                                                     6,134              (6,190)

Cash and cash equivalents, at beginning
     of the period                                                                                       10,862               7,269
                                                                                                       --------            --------


Cash and cash equivalents, at end of the
     period                                                                                            $ 16,996            $  1,079
                                                                                                       ========            ========

Supplemental Disclosure of Non cash Investing and Financing Activities:
Cash paid for interest on capital lease
   obligations                                                                                         $    114            $    130

                                                                                                       ========            ========

The accompanying notes are an integral part of these condensed consolidated financial statements

================================================================================

FORM 10Q                                                          MARCH 31, 1997
================================================================================
                                  IMATRON INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Restated Form 10-K/A for the year ended December 31, 1996.

2.       BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of Imatron Inc. and its subsidiary HeartScan Imaging, Inc. (collectively the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

3.       CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         Cash equivalents consist of liquid instruments purchased with a maturity date of three months or less and money market funds. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all purchases of investments as available-for-sale. Available-for-sale securities are carried at amounts which approximate fair value, with unrealized gains and losses reported in a separate component of shareholders' equity if material. Fair values of investments are based on quoted market prices. Short-term investments at March 31, 1997 consist of A1, P1 commercial papers and government securities.

         Realized  gains  and  losses,  and  declines  in  value  judged  to  be
         other-than-temporary   are  included  in  other  income.  The  cost  of
         securities sold is based on the specific identification method.

4.       INVENTORIES

         Inventories consist of                       March 31,     December 31,
         (in thousands of dollars):                     1997             1996
                                                    ------------    ------------

         Purchased parts and sub-assemblies               $3,423         $ 2,994
         Service parts                                     1,215           1,142
         Work-in-process                                   4,205           2,574
         Finished goods                                    2,277           3,683
                                                    ------------    ------------
               TOTAL                                    $ 11,120        $ 10,393
                                                    ============    ============

5.       INCOME (LOSS) PER SHARE

         Net loss per common share is computed using the weighted average number of common shares outstanding. Stock options and warrants have not been included in the computation as their effect would have been antidilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required
================================================================================

FORM 10Q                                                          MARCH 31, 1997
================================================================================
         to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on calculations of basic and fully diluted earnings per share is not expected to be material for the first quarter ended March 31, 1997 and March 31, 1996.

6.       TRANSACTIONS WITH SIEMENS CORPORATION

         The following table represents the percent of revenues attributable to the development and distribution agreements between the Company and Siemens Corporation:

                                                             Three months ended
                                                                  March 31,
                                                            --------------------
                                                            1997            1996
                                                            ----            ----
          Net product sales                                  21%              3%
          Service                                            27%             44%
          Development contracts                             100%            100%

          Total revenues                                     30%             40%

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

7.       JOINT VENTURE

         As of March 31, 1997 Imatron's interest in the Joint Venture is carried in the accompanying condensed consolidated financial statements at no value. The Company has no financial commitments to the Joint Venture and is prepared to abandon its interest. The Company intends to carry this investment at no value until such time as the Joint Venture can demonstrate that it will be able to sustain profitable operations. Once profitable operations are sustained, the Company will account for the Joint Venture investment on the equity method. Summarized financial information for the Joint Venture is not included in the notes to the consolidated financial statements for the period ended or as of March 31, 1997, as such information is not considered material to the operations of Imatron Inc.

         The following table represents the percent of revenues attributable to the Joint Venture between the Company and Imatron Japan Inc.:

                                                             Three months ended
                                                                  March 31,
                                                            --------------------
                                                            1997            1996
                                                            ----            ----
           Net product sales                                 18%             97%
           Service                                           13%              9%

           Total revenues                                    15%             52%
================================================================================

FORM 10Q                                                          MARCH 31, 1997
================================================================================
8.       RESTATEMENT

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

         The accounting for the beneficial conversion feature requires the use of an unadjusted quoted market price (i.e. no valuation discounts allowed) as the fair value used in order to determine the intrinsic value dividend. Additionally, preferred dividends of a subsidiary are included in minority interest as charge against income.

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

         In December 1997, the staff of the SEC gave a speech further refining its March 1997 announcement. Based on discussions with the staff of the SEC in April 1998, the staff concluded that the Company should retroactively apply its announcement because it should be applied to contingently issuable securities and, as discussed in the December speech, the portion attributable to the discount that could have been obtained immediately on conversion (even though the shares had not been registered yet) should be recognized on the day the preferred shares
================================================================================

FORM 10Q                                                          MARCH 31, 1997
================================================================================
         were issued. The balance of the discount based on a market value of $5.75 per common share is being recognized over two years from the date of issuance.

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

         The restatement of the previously issued 1996 consolidated financial statements, in order to apply the accounting described herein for the intrinsic value of the beneficial conversion features, does not affect the cash flows of the Company. The minority interest is recognized as an increase in minority interest in the balance sheet. If the preferred shareholders elect to convert their shares to Imatron common stock, the minority interest will then convert to Imatron equity.
================================================================================

FORM 10Q                                                          MARCH 31, 1997
================================================================================
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

                  Three months ended March 31, 1997 versus 1996

Overall revenues for the first quarter ended March 31, 1997 of $10,577,000 increased $4,487,000 or 74% compared to 1996 revenues of $6,090,000. Net product revenues increased to $4,000,000 in 1997 from $3,791,000 in 1996 primarily because of increases in scanner shipments from five in 1997 to two in 1996. Service revenues increase to $1,030,000 in 1997 from $767,000 in 1996 due to an increase in scanners under service contract. Development contract revenue is identical in 1996 due to the terms of the three year Memorandum of Understanding entered into with Siemens in March 1995. Clinic revenues related to HeartScan Imaging, Inc. ("HeartScan") increased by 79% to $506,000 in 1997 compared to $282,000 in 1996 as a result of five coronary artery disease risk assessment centers ("clinics") operating in 1997 compared to two in 1996.

Total cost of revenues as a percent of revenues for the first quarter of 1997 was lower at 77% as compared with 92% in 1996. Product cost of revenues as a percent of product revenues decreased to 70% in 1997 from 84% in 1996 due to shipment of five scanners with higher realized gross margin compared to two shipments in 1996. Service cost of revenues as a percent of service revenue decreased to 68% in 1997 from 91% in 1996 due to higher margins on spares shipments and lower scanner maintenance costs. Development contract revenue and cost of revenue is equal due to the terms of the three year Memorandum of Understanding with Siemens.

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

Interest income increased to $310,000 for the first quarter of 1997 from $51,000 in the comparable period of 1996. The increase were attributable to higher cash balances and investments in interest-bearing securities which were purchased with the proceeds from the private placements in 1996. Interest expense increased to 174,000 for the first quarter of 1997 from $120,000 in the comparable period of 1996 due primarily to an increase in capital lease obligations related to scanners leased back by HeartScan.

The Company incurred a non-cash charge to income of $436,000 recorded as minority interest expense in the first quarter of 1997 in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock (see Note 8 to the Notes to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources:

At March 31, 1997, working capital slightly decreased to $32,725,000 compared to December 31, 1996 working capital of $33,042,000 primarily as a result of the operating losses sustained by HeartScan amounting to $1,573,000. The current ratio was flat at 4.5:1 at March 31, 1997 and 4.4:1 at December 31, 1996.

The Company's assets decreased to $52,086,000 compared to December 31, 1996 total assets of $53,192,000 primarily due to decreases in cash, cash equivalents and short-term investments partially offset by increases in receivables and inventories. There were four scanners receivable at the end of March 1997 compared to three at December 31, 1996.

The Company's management believes that the cash, cash equivalents and short-term
================================================================================

FORM 10Q                                                          MARCH 31, 1997
================================================================================
investments existing at March 31, 1997 and the estimated proceeds from ongoing sales of products and services in 1997 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 1997.

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

This Form 10-Q/A contains forward-looking statements which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements as a result of certain risk factors set forth in the Company's Restated Annual Report on Form 10-K/A for the year ended December 31, 1996.























================================================================================

FORM 10Q                                                          MARCH 31, 1997
================================================================================
PART II.  OTHER INFORMATION


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

                   (b)     Form 8-K Reports:

                           Not applicable.








================================================================================

FORM 10Q                                                          MARCH 31, 1997
================================================================================
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 13, 1997


                                         IMATRON INC.
                                         (Registrant)



                                         /s/Gary H. Brooks
                                         ---------------------------------------
                                         Gary H. Brooks
                                         Vice President, Finance/Administration,
                                         Chief Financial Officer and Secretary



















================================================================================
                                       13