Form 10-Q/A
period 1996-06-30
IMATRON INC
filed 1998-06-16
CIK 720477

Form 10Q                                                           June 30, 1996
================================================================================




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

                            Total Number of Pages: 13

================================================================================
                                        1

Form 10Q                                                           June 30, 1996
================================================================================

                                  IMATRON INC.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.     Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets -
              June 30, 1996 (unaudited and restated) and December 31, 1995.    3


              Condensed Consolidated Statements of                             4
              Operations - Three and Six Months Ended
              June 30, 1996 (unaudited and restated) and 1995 (unaudited).


              Condensed Consolidated Statements of                             5
              Cash Flows - Six Months Ended
              June 30, 1996 (unaudited and restated) and 1995 (unaudited).


              Notes to Condensed Consolidated Financial                        6
              Statements (unaudited).


Item 2.     Management's Discussion and Analysis of Financial                 11
              Condition and Results of Operations.




PART II. OTHER INFORMATION                                                    14


SIGNATURES                                                                    15


================================================================================
                                        2

Form 10Q                                                                                                               June 30, 1996
====================================================================================================================================
                                                            IMATRON INC.
                                                Condensed Consolidated Balance Sheets
                                                       (Amounts in thousands)
                                                                                                       Restated
                                                                                                       June 30,         December 31,
                                                                                                         1996                1995
                                                                                                       --------            --------
                                                                                                     (Unaudited)
ASSETS:
Current Assets
  Cash and cash equivalents                                                                            $ 18,417            $  7,269
  Short-term investments                                                                                 10,745               1,266
     Accounts receivable (net of allowance for doubtful  accounts  of
      $350 at June 30, 1996 and $171 at December 31, 1995):
              Trade accounts receivable                                                                   4,680               3,083
              Accounts receivable from affiliate                                                          2,535               2,957
  Notes receivable                                                                                          250                 250
  Inventories                                                                                             9,865               8,937
  Prepaid expenses                                                                                          765                 563
                                                                                                       --------            --------
     Total current assets                                                                                47,257              24,325

Property and equipment, net                                                                               9,243               6,260
Other assets, net                                                                                           285                 291
                                                                                                       --------            --------
     Total assets                                                                                      $ 56,785            $ 30,876
                                                                                                       ========            ========

LIABILITIES & SHAREHOLDERS' EQUITY:

Current liabilities
  Borrowings under line of credit                                                                      $   --              $    992
  Accounts payable                                                                                        2,393               2,785
  Other accrued liabilities                                                                               5,656               5,607
  Capital lease obligations - due within one year                                                         1,170                 689
                                                                                                       --------            --------
     Total current liabilities                                                                            9,219              10,073

Deferred income on sale leaseback transactions                                                            1,670               1,267
Capital lease obligations                                                                                 5,202               3,311
                                                                                                       --------            --------
     Total liabilities                                                                                   16,091              14,651

Minority Interest - Note 9                                                                               11,432                --

SHAREHOLDERS' EQUITY
Imatron:  Common stock, no par value; authorized - 100,000
  shares; issued and outstanding 76,601 shares at 1996 and
  68,835 at 1995;                                                                                        86,995              72,282
Additional paid-in capital                                                                                7,390               1,500
Deferred compensation                                                                                      (143)               --
Accumulated deficit                                                                                     (64,980)            (57,557)
                                                                                                       --------            --------
     Total shareholders' equity                                                                          29,262              16,225
                                                                                                       --------            --------

     Total liabilities and shareholders' equity                                                        $ 56,785            $ 30,876
                                                                                                       ========            ========

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

====================================================================================================================================
                                                                  3

Form 10Q                                                                                                               June 30, 1996
====================================================================================================================================
                                                            IMATRON INC.
                                           Condensed Consolidated Statements of Operations
                                            (Amounts in thousands, except per share data)
                                                             (Unaudited)
                                                                   Three Months Ended                       Six Months Ended
                                                                         June 30,                                June 30
                                                               ----------------------------            ----------------------------
                                                                 1996                1995                1996                1995
                                                               --------            --------            --------            --------
                                                              (Restated)                              (Restated)
Revenues:
   Product sales                                               $  2,226            $  6,334            $  6,017            $  9,287
   Product sale-leaseback
         arrangements                                             1,774                 953               1,774                 953
   Service                                                          821               2,606               1,588               3,502
   Development contracts                                          1,250               1,384               2,500               3,137
   Clinic                                                           292                  91                 574                 139
                                                               --------            --------            --------            --------

Total revenues                                                    6,363              11,368              12,453              17,018
                                                               --------            --------            --------            --------
Cost of revenues:
   Product                                                        2,178               4,631               5,371               7,326
   Product sale-leaseback
         arrangements                                             1,774                 953               1,774                 953
   Service                                                          774               1,285               1,472               2,274
   Development contracts                                          1,250               1,384               2,500               2,478
   Clinic                                                           529                 367                 966                 564
                                                               --------            --------            --------            --------
Total cost of revenues                                            6,505               8,620              12,083              13,595
                                                               --------            --------            --------            --------

Gross profit                                                       (142)              2,748                 370               3,423

Operating expenses:
   Research and development                                         798                 776               1,501               1,760
   Marketing and sales                                              898                 811               1,981               1,560
   Gen. and admin                                                   990                 592               1,838               1,169
                                                               --------            --------            --------            --------
Total operating expenses                                          2,686               2,179               5,320               4,489
                                                               --------            --------            --------            --------

Total operating income (loss)                                    (2,828)                569              (4,950)             (1,066)

Other income, net                                                   110                  11                 161               4,000
Interest expense                                                   (114)                (25)               (234)                (63)
                                                               --------            --------            --------            --------
Income (loss)
   before income taxes                                           (2,832)                555              (5,023)              2,871

Provision for income taxes                                         --                   (36)               --                   (36)
                                                               --------            --------            --------            --------
Income (loss) before
   minority interest expense                                     (2,832)                519              (5,023)              2,835

Non-cash return to minority
   interest                                                       2,400                --                 2,400                --
                                                               --------            --------            --------            --------
Net income (loss)                                              $ (5,232)           $    519            $ (7,423)           $  2,835
                                                               ========            ========            ========            ========
Net income (loss) per share                                    $  (0.07)           $   0.01            $  (0.10)           $   0.05
                                                               ========            ========            ========            ========
Number of shares used
   in per share calculation                                      73,980              62,490              71,546              62,519
                                                               ========            ========            ========            ========

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

====================================================================================================================================
                                                                  4

Form 10Q                                                                                                               June 30, 1996
====================================================================================================================================
                                                            IMATRON INC.
                                           Condensed Consolidated Statements of Cash Flows
                                                       (Amounts in thousands)
                                                             (Unaudited)
                                                                                                       Six Months Ended June 30,
                                                                                                  ---------------------------------
                                                                                                    1996                     1995
                                                                                                  --------                 --------
Cash flows from operating activities:
   Net income (loss)                                                                              $ (7,423)                $  2,835
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
   Depreciation and amortization                                                                       555                      828
   Non cash return to minority interest                                                              2,400                     --
   Other income                                                                                       --                     (4,000)
Changes in operating assets and liabilities:
   Accounts and notes receivable                                                                    (1,175)                  (1,526)
   Inventories                                                                                        (928)                     918
   Prepaid expenses and deposits                                                                      (202)                     (60)
   Other assets                                                                                        (11)                     (59)
   Accounts payable                                                                                   (392)                  (1,200)
   Other accrued liabilities                                                                            49                    1,970
   Deferred income                                                                                     403                     --
                                                                                                  --------                 --------
 Net Cash flows from investing activities:
   Capital expenditures                                                                               (835)                    (744)
   Purchases of available-for-sale securities                                                      (11,501)                    --
   Maturities of available-for-sale securities                                                       1,013                     --
   Sales of marketable securities                                                                    1,014                     --
                                                                                                  --------                 --------

Net cash used in investing activities                                                              (10,309)                    (744)

Cash flows from financing activities:
   Payments of obligations under capital leases                                                       (319)                    --
   Payment of notes payable                                                                           (992)                    --
   Proceeds from issuance of notes payable                                                            --                      1,100
   Issuance of common and preferred stocks                                                          29,492                      218
                                                                                                  --------                 --------

Net cash provided by financing activities                                                           28,181                    1,318
                                                                                                  --------                 --------

Net increase in cash and cash equivalents                                                           11,148                      280

Cash and cash equivalents, at beginning
   of the period                                                                                     7,269                    1,694
                                                                                                  --------                 --------
Cash and cash equivalents, at end of the
   period                                                                                         $ 18,417                 $  1,974
                                                                                                  ========                 ========

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

====================================================================================================================================
                                                                  5

Form 10Q                                                           June 30, 1996
================================================================================
                                  IMATRON INC.

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

2.   BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Imatron Inc. and its wholly-owned subsidiary HeartScan Imaging, Inc (collectively the "Company"). All intercompany accounts and transactions have been eliminated in the consolidation.

3.   SHORT-TERM INVESTMENTS

Short-term investments consist of certificates of deposit and debt securities. The certificates of deposit have been classified as held to maturity and the debt securities have been classified as available for sale. The maturity of all debt securities is less than one year and the unrealized gain/loss of the securities is immaterial at June 30, 1996.

4.   INVENTORIES

Inventories consist of (in thousands of dollars):

                                              June 30,           December 31,
                                                1996                 1995
                                       -------------------- --------------------

  Purchased parts and sub-assemblies                $3,250               $2,594
  Service parts                                        720                1,079
  Work-in-process                                    4,454                2,403
  Finished goods                                     1,441                2,861
                                       ==================== ====================
                                                    $9,865               $8,937
                                       ==================== ====================

5.   INCOME (LOSS) PER SHARE

Net income per common and common equivalent share is computed using the weighted average number of common shares outstanding after considering the dilutive effect of stock options, convertible preferred stock and warrants.
================================================================================
                                       6

Form 10Q                                                           June 30, 1996
================================================================================
Net loss per common share is computed using the weighted average number of common shares outstanding. Stock options, convertible preferred stock and warrants have not been included in the computation as their effect would have been antidilutive.

6.   TRANSACTIONS WITH SIEMENS CORPORATION

In March 1995, the Company and Siemens Corporation "Siemens" entered into a Memorandum of Understanding (see Part I - Transaction with Siemens). Under the terms of the Memorandum, Simens agreed to provide a maximum $15.0 million to the Company's C-150 Evolution Ultrafast CT scanner research and development program over a three year period in order to improve and enhance the scanner. No milestones or other performance related results are tied to the payment of funds by Siemens. Imatron funds a portion equal to a minimum of fifty percent of Siemens' contribution or $2,500,000 annually for three years, for the sole purpose of conducting the collaborative agreement. The Company is not obligated to return the amount funded by Siemens. However, Siemens has the right to terminate the collaborative research upon three months written notice in the event objectives agreed upon by both parties are not achieving reasonable progress. The results of the collaborative research are jointly owned by the parties and cross-licensed. In connection with this agreement, Siemens retains exclusive distribution rights through March 31, 1998, in certain geographical regions for sales of the C-150/Evolution scanner. The Company is recognizing revenue ratably over the three year period as its commitment to perform research and development under the agreement is being incurred ratably over the same period. The revenues recognized is a non-refundable payment intended to compensate the Company for its research and development efforts.

The  following  table  represents  the percent of revenues  attributable  to the
development  and  distribution   agreements  between  the  Company  and  Siemens
Corporation:

                                     Three months ended       Six months ended
                                          June 30,                June 30,
                                ------------------------- ----------------------
                                      1996         1995        1996      1995
                                     -----        -----       -----     -----

Net product sales                       5%          22%          4%       16%
Service                                17%          38%         16%       40%
Development contracts                 100%         100%        100%      100%

Percentage to total revenues           25%          36%         24%       37%

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

7.   JOINT VENTURE

As of June 30, 1996 Imatron's interest in the Joint Venture is carried in the accompanying condensed consolidated financial statements at no value. The Company has no financial commitments to the Joint Venture and is prepared to abandon its interest. The Company intends to carry this investment at no value until such time as the Joint Venture can demonstrate that it will be able to sustain profitable operations. Once profitable operations are sustained, the Company will account for the Joint Venture investment on the equity method. Summarized financial information for the Joint Venture is not included in the notes to the consolidated financial
================================================================================

Form 10Q                                                           June 30, 1996
================================================================================
statements for the period ended or as of June 30, 1996, as such information is not considered material to the operations of Imatron Inc.

The following table represents the percent of revenues attributable to the Joint Venture between the Company and Imatron Japan K.K.:

                                 Three months ended          Six months ended
                                      June 30,                  June 30,
                               ------------------------- -----------------------
                               1996           1995          1996         1995
                               ---------  -------------  ------------ ----------

Net product sales                36%           53%             63%        61%
Service                          20%           35%             22%        25%

Percentage to total revenues     25%           41%             42%        42%


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

The HeartScan Series A Preferred Stock is held entirely by unaffiliated third parties and is classified in the accompanying balance sheet at June 30, 1996 as minority interest.

The terms of the preferred stock provide certain additional rights to the holders including participation and approval of any future HeartScan equity financing and approval of transactions with affiliates.

The terms of the Series A Preferred Shares include 1,000,000 authorized shares and 100,000 issued and outstanding shares at June 30, 1996.
================================================================================

Form 10Q                                                           June 30, 1996
================================================================================
9.   RESTATEMENT

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

The consolidated financial statements as of and for the year ended December 31, 1996 have been restated to give effect to the accounting treatment described above. The restatement resulted in (1) a reclassification in the consolidated balance sheet of $5,890,000 reducing minority interests and increasing additional paid-in capital (equity) and (2) the recognition of a minority interest charge of $3,272,000 (including $2,400,000 as of the date of the preferred shares were issued) in the consolidated statement of operations increasing the Company's net loss from $10,465,000 to $13,737,000. The remaining discount of $2,618,000 will be charged to minority interests through June 30, 1998.
================================================================================

Form 10Q                                                           June 30, 1996
================================================================================
The restatement of the previously issued 1996 consolidated financial statements, in order to apply the accounting described herein for the intrinsic value of the beneficial conversion features, does not affect the cash flows of the Company. The minority interest is recognized as an increase in minority interest in the balance sheet. If the preferred shareholders elect to convert their shares to Imatron common stock, the minority interest will then convert to Imatron equity.
================================================================================

Form 10Q                                                           June 30, 1996
================================================================================
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

                  Three months ended June 30, 1996 versus 1995

Overall revenues for the second quarter ended June 30, 1996 of $ 6,363,000 decreased $ 5,005,000 or 44% compared to 1995 revenues of $ 11,368,000. Net product revenues, including $1,774,000 under the sale-leaseback arrangements, decreased 45% to $ 4,000,000 from $7,287,000 in 1995 primarily because of a decrease in scanner shipments from five in 1995 to three in 1996 and product upgrade revenues. Service revenues decreased 68% to $821,000 due to a lower volume of spares shipments. Development contract revenue decreased 10% from $1,384,000 to $1,250,000 due to the income recognized in 1995 related to the termination of the previous development agreement with Siemens in March 1995 . Clinic revenues related to HeartScan Imaging, Inc. ("HeartScan") increased to 292,000 in 1996 from 91,000 in 1995 because of additional coronary artery disease risk assessment centers ("clinics") operating in 1996.

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

Operating expenses of $2,686,000 increased $507,000 or 23% compared to 1995 expenses of $2,179,000. R&D expenses of $798,000 in 1996 reflect the portion of R&D spending not covered by the Siemens research and development contract. Selling expenses increased to $898,000 from $811,000 in 1995 due primarily to higher marketing costs for HeartScan clinics which was partially offset by lower commissions on sales of C-150 ultrafast CT systems. Administrative expenses increased $398,000 to $990,000 due to increases in investor relations expenses and overhead expenses related to the establishment of new HeartScan clinics.

Interest income increased to $110,000 for the second quarter of 1996 from $11,000 in the comparable period of 1995. The increase were attributable to higher cash balances and investments in interest-bearing securities which were purchased with the proceeds from the private placements and stock option exercises in 1996. Interest expense increased to 114,000 for the second quarter of 1996 from $25,000 in the comparable period of 1995 due primarily to an increase in capital lease obligations related to scanners leased back by HeartScan.

The Company incurred a non-cash charge to income of $2,400,000 recorded as return to minority interest in the second quarter of 1996 in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock (see Note 9 to the Notes to the Condensed Consolidated Financial Statements).

                   Six months ended June 30, 1996 versus 1995

Overall revenues for the six months ended 1996 of $12,453,000 decreased $4,565,000 or 27% compared to revenues of $17,018,000 for the same period in 1995. Net product revenues, including $1,774,000 under the sale-leaseback arrangements, decreased 24% to $7,791,000 in 1996 from $10,240,000 in 1995 due to five scanners shipped in 1996 compared to seven in 1995. Service revenues decreased 55% to $1,588,000 in 1996 due primarily to a lower volume of spares shipments made during the second quarter. The decrease in development contract revenue of 20% to $2,500,000 in 1996 resulted from lower revenue recognized under the Memorandum of Understanding entered into with Siemens as compared to
================================================================================

Form 10Q                                                           June 30, 1996
================================================================================
the previous development agreement terminated in March 1995. Clinic revenues related to HeartScan Imaging subsidiary increased to $574,000 in 1996 from $139,000 in 1995 due to an increase in the number of clinics operating in 1996.

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

Operating expenses of $5,320,000 in 1996 increased $831,000 or 19% compared to 1995 expenses of $4,489,000. R&D expenses of $1,501,000 in 1996 reflect the portion of R&D spending not related to the Siemens research and development contract. Selling expenses increased to $1,981,000 in 1996 from $1,560,000 in 1995 due primarily to higher marketing expenses incurred by the HeartScan Imaging subsidiary. Administrative expenses increased $669,000 to $1,838,000 due to increases in investor relations expenses and overhead expenses related to the establishment of new Heartscan clinics.

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

The Company incurred a non-cash charge to income of $2,400,000 recorded as return to minority interest in the second quarter of 1996 in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock (see Note 9 to the Notes to the Condensed Consolidated Financial Statements).

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

To satisfy the Company's capital and operating requirements beyond 1996, profitable operations or additional public or private financing or the incurrence of debt may be required. If future public or private financing is required by the Company, holders of the Company's securities may experience dilution. There can be no assurance that equity or debt sources, if required,
================================================================================

Form 10Q                                                           June 30, 1996
================================================================================
will be available or, if available, will be on terms favorable to the Company or its shareholders.

The Company does not believe that inflation has had a material effect on its revenues or results of operations.

This Form 10-Q/A contains forward-looking statements which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements as a result of certain risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
================================================================================

Form 10Q                                                           June 30, 1996
================================================================================

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

================================================================================

Form 10Q                                                           June 30, 1996
================================================================================



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 16, 1998


                                       IMATRON INC.
                                       (Registrant)




                                       /s/Gary H. Brooks
                                       ---------------------------------------
                                       Vice President, Finance/Administration,
                                       Chief Financial Officer and Secretary

================================================================================
                                       15