Form 10-Q/A
period 1996-09-30
IMATRON INC
filed 1998-06-16
CIK 720477

FORM 10Q/A                                                    SEPTEMBER 30, 1996
================================================================================

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

                            Total Number of Pages: 15

================================================================================

FORM 10Q/A                                                    SEPTEMBER 30, 1996
================================================================================
                                  IMATRON INC.

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.    Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets -                           3
             September 30, 1996 (unaudited and restated) and
             December 31, 1995.


             Condensed Consolidated Statements of Operations -                 4
             Three and Nine Months Ended
             September 30, 1996 (unaudited and restated) and
             1995 (unaudited).


             Condensed Consolidated Statements of Cash Flows -                 5
             Nine Months Ended
             September 30, 1996 (unaudited and restated) and 1995 (unaudited).


             Notes to Condensed Consolidated Financial                         6
             Statements (unaudited).


Item 2.    Management's Discussion and Analysis of Financial                  10
           Condition and Results of Operations.




PART II. OTHER INFORMATION                                                    12


SIGNATURES                                                                    13
================================================================================

FORM 10Q/A                                                                                                        SEPTEMBER 30, 1996
====================================================================================================================================
                                                            IMATRON INC.
                                                Condensed Consolidated Balance Sheets
                                                       (Amounts in thousands)
                                                                                                      (Restated)
                                                                                                     ------------
                                                                                                     September 30,      December 31,
                                                                                                         1996               1995
                                                                                                     ------------       ------------
                                                                                                      (Unaudited)
ASSETS:
Current Assets
  Cash and cash equivalents                                                                              $  8,378          $  7,269
  Short-term investments                                                                                   18,953             1,266
     Accounts receivable (net of allowance for doubtful accounts of $265 at
      September 30, 1996 and $171 at December 31, 1995):
              Trade accounts receivable                                                                     6,413             3,083
              Accounts receivable from affiliate                                                            2,535             2,957
  Notes receivable                                                                                           --                 250
  Inventories                                                                                               9,718             8,937
  Prepaid expenses                                                                                            672               563
                                                                                                         --------          --------
     Total current assets                                                                                  46,669            24,325

Property and equipment, net                                                                                 9,570             6,260
Other assets                                                                                                  338               291
                                                                                                         ========          ========
     Total assets                                                                                        $ 56,577          $ 30,876
                                                                                                         ========          ========

LIABILITIES & SHAREHOLDERS' EQUITY:

Current liabilities
  Borrowings under line of credit                                                                        $   --            $    992
  Accounts payable                                                                                          1,587             2,785
  Other accrued liabilities                                                                                 5,495             5,607
  Capital lease obligations - due within one year                                                           1,199               689
                                                                                                         --------          --------
     Total current liabilities                                                                              8,281            10,073

Deferred income on sale leaseback transactions                                                              1,551             1,267
Capital lease obligations                                                                                   4,900             3,311
                                                                                                         --------          --------
     Total liabilities                                                                                     14,732            14,651

Minority interest expense - Notes 8 and 9                                                                  11,887              --

SHAREHOLDERS' EQUITY
Common stock, no par value; authorized - 100,000 shares; issued and outstanding
  77,248 shares at 1996 and
  68,835 at 1995;                                                                                          87,954            72,282
Additional paid-in capital                                                                                  7,390             1,500
Deferred compensation                                                                                        (125)             --
Accumulated deficit                                                                                       (65,261)          (57,557)
                                                                                                         --------          --------
     Total shareholders' equity                                                                            29,958            16,225
                                                                                                         --------          --------

     Total liabilities and shareholders' equity                                                          $ 56,577          $ 30,876
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

====================================================================================================================================
                                                                  3

FORM 10Q/A                                                                                                        SEPTEMBER 30, 1996
====================================================================================================================================
                                                            IMATRON INC.
                                           Condensed Consolidated Statements of Operations
                                            (Amounts in thousands, except per share data)
                                                             (Unaudited)
                                                                    Three Months Ended                       Nine Months Ended
                                                                       September 30,                            September 30,
                                                               ----------------------------            ----------------------------
                                                                 1996                1995                1996                1995
                                                               --------            --------            --------            --------
                                                              (Restated)                              (Restated)
Revenues:
   Product sales                                               $  6,376            $    244            $ 12,393            $  9,532
   Product sale-leaseback
         arrangements                                              --                  --                 1,774                 953
   Service                                                        1,070               1,079               2,658               4,581
   Development contracts                                          1,250               1,250               3,750               4,387
   Clinic                                                           295                 132                 869                 271
                                                               --------            --------            --------            --------

Total revenues                                                    8,991               2,705              21,444              19,724
                                                               --------            --------            --------            --------

Cost of revenues:
   Product                                                        4,649                 999              10,020               8,325
   Product sale-leaseback
         arrangements                                              --                  --                 1,774                 953
   Service                                                          827                 997               2,299               3,271
   Development contracts                                          1,250               1,250               3,750               3,728
   Clinic                                                           545                 425               1,511                 989
                                                               --------            --------            --------            --------

Total cost of revenues                                            7,271               3,671              19,354              17,266
                                                               --------            --------            --------            --------

Gross profit / (loss)                                             1,720                (966)              2,090               2,458

Operating expenses:
   Research and development                                         879                 779               2,380               2,539
   Marketing and sales                                            1,140                 648               3,121               2,208
   Gen. and admin                                                 1,202                 709               3,040               1,913
                                                               --------            --------            --------            --------

Total operating expenses                                          3,221               2,136               8,541               6,660
                                                               --------            --------            --------            --------

Total operating loss                                             (1,501)             (3,102)             (6,451)             (4,202)

Other income, net                                                 2,072                  16               2,233               4,014
Interest expense                                                   (416)                (46)               (650)               (109)
                                                               --------            --------            --------            --------
Income (loss) before
   provision for income taxes                                       155              (3,132)             (4,868)               (297)

Provision for income taxes                                         --                  --                  --                  --
                                                               --------            --------            --------            --------
Income (loss) before
   minority interest expense                                        155              (3,132)             (4,868)               (297)
Non-cash return to minority
   interest                                                         436                --                 2,836                --
                                                               --------            --------            --------            --------

Net loss                                                       $   (281)           $ (3,132)           $ (7,704)           $   (297)
                                                               ========            ========            ========            ========

Net income per share                                           $  (0.00)           $  (0.06)           $  (0.11)           $  (0.01)
                                                               ========            ========            ========            ========
Number of shares used
    in per share calculation                                     76,986              55,488              73,359              54,764
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

====================================================================================================================================
                                                                  4

FORM 10Q/A                                                                                                        SEPTEMBER 30, 1996
====================================================================================================================================
                                                            IMATRON INC.
                                           Condensed Consolidated Statements of Cash Flows
                                                       (Amounts in thousands)
                                                             (Unaudited)
                                                                                                                Nine Months Ended
                                                                                                                  September 30,
                                                                                                             ----------------------
                                                                                                               1996          1995
                                                                                                             --------      --------
Cash flows from operating activities:
   Net loss                                                                                                  $ (7,704)     $   (297)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation and amortization                                                                                  918         1,207
   Amortization of deferred compensation                                                                           18          --
   Non cash return to minority interest                                                                         2,836          --
   Common stock issued for services                                                                               129          --
   Provision for bad debt                                                                                        (100)         --
   Other Income                                                                                                  --          (4,000)
   Changes in operating assets and liabilities:
     Accounts and notes receivable                                                                             (2,558)        3,835
     Inventories                                                                                                 (781)         (613)
     Prepaid expenses and deposits                                                                               (109)         (104)
     Other assets                                                                                                 207           (20)
     Accounts payable                                                                                          (1,198)       (1,503)
     Other accrued liabilities                                                                                   (112)          536
     Deferred income                                                                                              284          --
                                                                                                             --------      --------

Net cash used in operating activities                                                                          (8,170)         (959)

Cash flows from investing activities:
   Capital expenditures                                                                                        (1,501)       (1,055)
   Purchases of available-for-sale securities                                                                 (22,036)         --
   Maturities of available-for-sale securities                                                                  3,068          --
   Sales of marketable securities                                                                               1,015          --
                                                                                                             --------      --------

Net cash used in investing activities                                                                         (19,454)       (1,055)

Cash flows from financing activities:
   Payments of obligations under capital leases                                                                  (616)         --
   Payment of notes payable                                                                                      (992)         --
   Proceeds from issuance of notes payable                                                                       --             800
   Issuance of common stock                                                                                    15,543         1,033
   Proceeds from issuance of preferred stock of
     consolidated subsidiary                                                                                   14,798          --
                                                                                                             --------      --------

Net cash provided by financing activities                                                                      28,733         1,833
                                                                                                             --------      --------

Net increase (decrease) in cash and
   cash equivalents                                                                                             1,109          (181)
Cash and cash equivalents, at beginning of the period                                                           7,269         1,694
                                                                                                             --------      --------

Cash and cash equivalents, at end of the period                                                              $  8,378      $  1,513
                                                                                                             ========      ========
Supplemental Disclosure of Non cash Investing and Financing Activities:
Deferred compensation of common stock
option grant of consolidated subsidiary                                                                      $    143      $   --
                                                                                                             ========      ========
Cash paid for interest on obligations                                                                        $    410      $    188
                                                                                                             ========      ========

                  The accompanying notes are an integral part of these condensed consolidated financial statements

====================================================================================================================================
                                                                  5

FORM 10Q/A                                                    SEPTEMBER 30, 1996
================================================================================
                                  IMATRON INC.

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

4.  INVENTORIES

    Inventories consist of
    (in thousands of dollars):
                                                 September 30,      December 31,
                                                     1996               1995
                                                 -------------    --------------
          Purchased parts and sub-assemblies            $3,690             2,594
          Service parts                                    995             1,079
          Work-in-process                                4,969             2,403
          Finished goods                                    64             2,861
                                                 =============    ==============
               TOTAL                                    $9,718            $8,937
                                                 =============    ==============

5.  INCOME (LOSS) PER SHARE

Net loss per common share is computed using the weighted average number of common shares outstanding. Stock options and warrants have not been included in the computation as their effect would have been antidilutive.
================================================================================

FORM 10Q/A                                                    SEPTEMBER 30, 1996
================================================================================
6.  TRANSACTIONS WITH SIEMENS CORPORATION

The  following  table  represents  the percent of revenues  attributable  to the
development  and  distribution   agreements  between  the  Company  and  Siemens
Corporation:

                                   Three months ended          Nine months ended
                                     September 30,               September 30,
                                   ------------------         ------------------
                                   1996          1995         1996          1995
                                   ----          ----         ----          ----
          Net product sales           -          100%           2%           17%
          Service                   22%           49%          18%           39%
          Development contracts    100%          100%         100%          100%

          Total revenues            17%           76%          21%           40%

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

The following table represents the percent of revenues attributable to the Joint Venture between the Company and Imatron Japan K.K.:

                                   Three months ended          Nine months ended
                                     September 30,               September 30,
                                   ------------------         ------------------
                                   1996          1995         1996          1995
                                   ----          ----         ----          ----
           Net product sales        22%             -          44%           59%
           Service                  24%           11%          23%           22%

           Total revenues           19%            5%          33%           37%

8.  EQUITY TRANSACTIONS

In May 1996, Imatron sold 4,000,000 shares of common stock in a private placement offering, netting proceeds of $10,400,000.

In June 1996, Imatron completed a private placement offering whereby 100,000 shares of HeartScan Series A Preferred Stock were sold at $160 per share and realized net proceeds of $14,798,000. The preferred stock is convertible on a ten-to-one basis into HeartScan common shares at any time. Mandatory conversion of the preferred stock into common stock will occur upon the successful completion of a HeartScan initial public offering. The HeartScan Series A Preferred Stock may be exchanged at the sole option of the holder into Imatron common stock at an exchange price of $5.00 per share until the earlier of a) a two year period following closing of the Preferred Stock offering; or b) a HeartScan initial public offering. If there is no initial public offering within 24 months of the Preferred Stock closing, holders may convert the
================================================================================

FORM 10Q/A                                                    SEPTEMBER 30, 1996
================================================================================
HeartScan Series A Preferred Stock into Imatron common stock, at a conversion price equal to the greater of $1.50 per share or a 27% discount from the weighted average closing price of Imatron common stock for the 90 day Period immediately preceding 24 months of the Preferred Stock closing and each date that is 3 months thereafter to and including the 48th month of the Preferred Stock closing.

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

In December 1997, the staff of the SEC gave a speech further refining its March 1997 announcement. Based on discussions with the staff of the SEC in April 1998, the staff concluded that the Company should retroactively apply its announcement because it should be applied to contingently issuable securities and, as discussed in the December speech, the portion attributable to the discount that could have been obtained immediately on conversion (even though the shares had not been registered yet) should be recognized on the day the preferred shares were issued. The balance of the discount based on a market value of $5.75 per common share is being recognized over two years from the date of issuance.
================================================================================

FORM 10Q/A                                                    SEPTEMBER 30, 1996
================================================================================
The consolidated financial statements as of and for the year ended December 31, 1996 have been restated to give effect to the accounting treatment described above. The restatement resulted in (1) a reclassification in the consolidated balance sheet of $5,890,000 reducing minority interests and increasing additional paid-in capital (equity) and (2) the recognition of a minority interest charge of $3,272,000 (including $2,400,000 as of the date of the preferred shares were issued) in the consolidated statement of operations increasing the Company's net loss from $10,465,000 to $13,737,000. The remaining discount of $2,618,000 will be charged to minority interests through June 30, 1998.

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

FORM 10Q/A                                                    SEPTEMBER 30, 1996
================================================================================
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
                Three months ended September 30, 1996 versus 1995

Overall revenues for the third quarter ended September 30, 1996 of $8,991,000 increased $6,286,000 or 232% compared to 1995 revenues of $2,705,000. Net product revenues increased to $6,376,000 from $244,000 in 1995 primarily because of increases in scanner shipments from zero in 1995 to four in 1996. Service revenues remained flat in 1996 due to an increase in service contracts which was offset by a decrease in spares shipments. Development contract revenue is consistent with the three year Memorandum of Understanding entered into with Siemens in March 1995. Clinic revenues related to HeartScan Imaging, Inc. ("HeartScan") increased to 295,000 in 1996 from 132,000 in 1995 because of additional coronary artery disease risk assessment centers ("clinics") operating in 1996.

Total cost of revenues as a percent of revenues for the third quarter of 1996 is lower at 81% as compared with 136% in 1995. Product cost of revenues as a percent of product revenues decreased to 73% in 1996 from 409% in 1995 due to shipment of four scanners with higher margins compared to zero shipments in 1995. Service cost of revenues as a percent of service revenue decreased to 77% in 1996 from 92% in 1995. Development contract revenue and cost of revenue is equal due to the terms of the three year Memorandum of Understanding with Siemens. Clinic cost of revenues as a percent of clinic revenues decreased to 185% as compared to 322% primarily due to additional revenues related to the establishment of new HeartScan clinics.

Operating expenses of $3,221,000 increased $1,085,000 or 51% compared to 1995 expenses of $2,136,000. R&D expenses of $879,000 in 1996 reflect the portion of R&D spending not covered by the Siemens research and development contract. Selling expenses increased to $1,140,000 from $648,000 in 1995 due primarily to higher marketing costs for HeartScan clinics. Administrative expenses increased $493,000 to $1,202,000 due to increases in bank fees related to the Exim Bank credit line and overhead expenses related to the establishment of new HeartScan clinics.

Other income increased to $2,072,000 for the third quarter of 1996 from $16,000 in the comparable period of 1995. The increase was attributable to the gain on sale of 59,090 shares of Invision Technologies common stock at $30.00 per share for a gain of $1,756,000. Interest expense increased to 416,000 for the third quarter of 1996 from $46,000 in the comparable period of 1995 due primarily to an increase in capital lease obligations related to scanners leased back by HeartScan.

The Company incurred a non-cash charge to income of $436,000 recorded as minority interest expense in the third quarter of 1996 in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock (see Note 9 to the Notes to the Condensed Consolidated Financial Statements).

                Nine months ended September 30, 1996 versus 1995

Overall revenues for the nine months ended 1996 of $21,444,000 increased $1,720,000 or 9% compared to revenues of $19,724,000 for the same period in 1995. Net product revenues, including $1,774,000 under the sale-leaseback arrangements, increased 35% to $14,167,000 in 1996 from $10,485,000 in 1995 due to nine scanners shipped in 1996 compared to seven in 1995. Service revenues decreased 42% to $2,658,000 in 1996 due primarily to a lower volume of spares shipments. The decrease in the development contract revenue of 15% to $3,750,000 in 1996 resulted from the lower revenue recognized under the Memorandum of Understanding entered into with Siemens as compared to the previous development agreement terminated in March 1995. Clinic revenues related to HeartScan Imaging, Inc. increased to $869,000 in 1996 from $271,000 in 1995 as a result of three clinics operating for nine months in 1996 compared to one in 1995.

Total cost of revenues as a percent of revenues for nine months ended 1996 increased to 90% as compared to 88% in 1995. Product cost of revenues as a percent of product revenues decreased to 83% in 1996 from 88% in 1995 due higher margins on scanners shipped. Service cost of revenues as a percent of service revenues increased to 86% in 1996 from 71% 1995 due primarily to a decrease in spares shipments. Development contract cost of revenues is equal to the revenue recognized under the Memorandum of Understanding with Siemens. Clinic cost of revenues as a percent of clinic revenues decreased to 174% in 1996 from 365% in 1995 due to the establishment of additional HeartScan clinics.
================================================================================

FORM 10Q/A                                                    SEPTEMBER 30, 1996
================================================================================
Operating expenses of $8,541,000 in 1996 increased $1,881,000 or 28% in 1995 expenses of $6,660,000. R&D expenses of $2,380,000 in 1996 reflect the portion of R&D spending not related to the Siemens research and development contract. Selling expenses increased to $3,121,000 in 1996 from $2,208,000 in 1995 due to higher marketing expenses incurred by HeartScan Imaging prior to the HeartScan private placement. Administrative expenses increased $1,127,000 to $3,040,000 due to increases in investor relations expenses and overhead expenses related to the establishment of new HeartScan clinics.

Other income decreased to $2,233,000 in 1996 due to the $4,000,000 recorded in 1995 for the transfer of five Imatron EBT patents to Siemens and the cancellation of Siemens' existing minimum purchase obligations under the previous distribution agreement. This was partially offset by income derived from the sale of 59,090 shares of Invision Technologies common stock at $30.00 per share for a gain of $1,756,000. Interest expense increased to 650,000 for the first nine months of 1996 from $109,000 in the comparable period of 1995 due primarily to increase in capital lease obligations in 1997.

The Company incurred a non-cash charge to income of $2,836,000 recorded as non cash return to minority interest in the third quarter of 1996 in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock (Note 9 to the Notes to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources:

At September 30, 1996 the Company has a working capital of $38,388,000 which was 169% increase compared to the working capital of $14,252,000 at December 31, 1995. The current ratio increased to 5.6:1 from 2.4:1 at December 31, 1996.

The Company's assets increased to $56,577,000 compared to December 31, 1995 total assets of $30,876,000 primarily due to proceeds from the private placement offerings in 1996. The increase in cash and investments was partially offset by the operating loss incurred during the year and payment of the borrowings under the line of credit with San Paolo Bank. Accounts receivable also increased due to the higher number of scanners sold under the letters of credit that are outstanding as of September 30, 1996. Inventories are higher at 10% due to the increase in work in process. Fixed assets and lease obligations include capital leases on HeartScan clinic scanners amounting to $5,901,000 that are guaranteed by Imatron Inc.

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

FORM 10Q/A                                                    SEPTEMBER 30, 1996
================================================================================
PART II.  OTHER INFORMATION

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

                   (b)     Form 8-K Reports:

                           Not applicable.
================================================================================

FORM 10Q/A                                                    SEPTEMBER 30, 1996
================================================================================
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 15, 1998


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