Form 10-Q/A
period 1997-06-30
IMATRON INC
filed 1998-06-16
CIK 720477

Form 10Q                                                           June 30, 1997
===============================================================================

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

                            Yes   X         No
                                -----         -------

At April 30, 1997, 78,216,111 shares of the Registrant's common stock (no par value) were issued and outstanding.



                            Total Number of Pages: 14


================================================================================
                                        1

FORM 10Q                                                           JUNE 30, 1997
================================================================================



                                  IMATRON INC.

                                TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION                                              PAGE



Item 1.     Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -                      3
                  June 30, 1997 (unaudited and restated) and
                  December 31, 1996 (restated).


                  Condensed Consolidated Statements of                         4
                  Operations - Three Month and Six Month Periods Ended
                  June 30, 1997 and 1996 (unaudited and restated).


                  Condensed Consolidated Statements of                         5
                  Cash Flows - Six Month Periods Ended
                  June 30, 1997 and 1996 (unaudited and restated).


                  Notes to Condensed Consolidated Financial                    6
                  Statements (unaudited).



Item 2.     Management's Discussion and Analysis of Financial                 10
            Condition and Results of Operation.



PART II.  OTHER INFORMATION                                                   12



SIGNATURES                                                                    14

================================================================================
                                       2

Form 10Q                                                                                                               June 30, 1997
===================================================================================================================================
                                                           IMATRON INC.
                                               Condensed Consolidated Balance Sheets
                                                      (Amounts in thousands)

                                                                                                                (Restated)
                                                                                                    --------------------------------
                                                                                                        June 30,        December 31,
                                                                                                         1997                 1996
                                                                                                     -------------        ----------
                                                                                                     (Unaudited)
ASSETS:
     Cash and cash equivalents                                                                         $ 16,940            $ 10,862
     Short-term investments                                                                               3,591              14,171
     Accounts receivable (net allowance for doubtful accounts
     of $1,376 at June 30, 1997 and $1,110 at
      December 31, 1996:
        Trade accounts receivable                                                                         7,065               2,940
          Accounts receivable from affiliate                                                              1,845               2,660
      Inventories                                                                                        11,608              10,393
      Prepaid expenses                                                                                      824               1,659
                                                                                                       --------            --------
Total current assets                                                                                     41,873              42,685

Property and equipment, net                                                                               9,297              10,102
Other assets                                                                                              1,205                 405
                                                                                                       --------            --------

Total assets                                                                                           $ 52,375            $ 53,192
                                                                                                       ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities
     Accounts payable                                                                                  $  2,359            $  2,461
     Other accrued liabilities                                                                            6,542               5,994
      Capital lease obligations - due within one year                                                     1,290               1,188
                                                                                                       --------            --------
Total current liabilities                                                                                10,191               9,643

Deferred income on sale leaseback transactions                                                            1,168               1,419
Deferred income on service contract                                                                         480                --
Capital lease obligations                                                                                 3,949               4,604
                                                                                                       --------            --------
Total liabilities                                                                                        15,788              15,666

Minority interest - Note 8                                                                               13,382              12,323

Shareholders' equity
     Common stock, no par value; authorized-150,000 shares; issued and outstanding - 78,453 shares in 1997 and 77,919 shares in 1996
                                                                                                         90,115              89,223
     Deferred compensation                                                                                 (273)               (116)
     Additional paid-in capital                                                                           7,390               7,390
     Accumulated deficit                                                                                (74,027)            (71,294)
                                                                                                       --------            --------
Total shareholders' equity                                                                               23,205              25,203

Total liabilities and shareholders' equity                                                             $ 52,375            $ 53,192
                                                                                                       ========            ========

        The accompanying notes are an integral part of these condensed consolidated financial statements.


==================================================================================================================================
                                                                 3

Form 10Q                                                                                                            June 30, 1997
==================================================================================================================================
                                                           IMATRON INC.
                                          Condensed Consolidated Statements of Operations
                                         (Amounts in thousands, except per share amounts)
                                                            (Unaudited)
                                                                                         (Restated)
                                                                       -------------------------------------------------------------
                                                                           Three Months Ended                 Six Months Ended
                                                                                 June 30,                          June 30,
                                                                      ----------------------------     -----------------------------
                                                                           1997            1996             1997             1996
                                                                       ------------    ------------     -----------     ------------
Revenues:
     Product sales                                                      $  7,931         $  2,226         $ 15,722         $  6,017
     Product sale leaseback  arrangements                                   --              1,774             --              1,774
     Service                                                                 940              821            1,970            1,588
     Development contracts                                                 1,250            1,250            2,500            2,500
     Clinics                                                                 538              292            1,044              574
                                                                        --------         --------         --------         --------


                       Total revenues                                     10,659            6,363           21,236           12,453
                                                                        --------         --------         --------         --------

Cost of revenues:
     Product sales                                                         4,698            2,178           10,139            5,371
     Product sale-leaseback arrangements                                    --              1,774             --              1,774
     Service                                                                 905              774            1,610            1,472
     Development contracts                                                 1,250            1,250            2,500            2,500
     Clinics                                                                 769              529            1,524              966
                                                                        --------         --------         --------         --------

                         Total cost of revenues                            7,622            6,505           15,773           12,083
                                                                        --------         --------         --------         --------

Gross profit                                                               3,037             (142)           5,463              370

Operating expenses:
     Research and development                                              1,204              798            2,126            1,501
     Marketing and sales                                                   1,691              898            3,054            1,981
     General and administrative                                            1,379              990            2,490            1,838
                                                                        --------         --------         --------         --------

                  Total operating expenses                                 4,274            2,686            7,670            5,320
                                                                        --------         --------         --------         --------

Total operating loss                                                      (1,237)          (2,828)          (2,207)          (4,950)

Other income, net                                                            358              110              637              161
Interest expense                                                            (148)            (114)            (291)            (234)
                                                                        --------         --------         --------         --------

Loss before provision for income taxes                                    (1,027)          (2,832)          (1,861)          (5,023)

Provision for income taxes                                                  --               --               --               --
                                                                        --------         --------         --------         --------

Loss before minority interest expense                                     (1,027)          (2,832)          (1,861)          (5,023)

Non-cash return to minority interest                                         436            2,400              872            2,400
                                                                        --------         --------         --------         --------

Net loss                                                                $ (1,463)        $ (5,232)        $ (2,733)        $ (7,423)
                                                                        ========         ========         ========         ========
Net loss per common share                                               $  (0.02)        $  (0.07)        $  (0.03)        $  (0.10)
                                                                        ========         ========         ========         ========
  Number of shares used in per share calculation                          78,370           73,980           78,239           71,546
                                                                        ========         ========         ========         ========

                The accompanying notes are an integral part of these condensed consolidated financial statements.

==================================================================================================================================
                                                                 4

FORM 10Q                                                                                                             JUNE 30, 1997
==================================================================================================================================
                                                           IMATRON INC.
                                          Condensed Consolidated Statements of Cash Flows
                                                      (Amounts in thousands)
                                                            (Unaudited)

                                                                                                      Six Months Ended June 30,
                                                                                                -----------------------------------
                                                                                                        1997                   1996
                                                                                                ----------------   ----------------
   Net loss                                                                                             $ (2,733)          $ (7,423)

   Adjustments to reconcile net loss
       to net cash used in operating activities:
       Depreciation and amortization                                                                       1,088                555
       Amortization of deferred compensation                                                                  29                 --
       Non cash return to minority interest                                                                  872              2,400
       Common stock issued for services                                                                      158                 74
       Provision for bad debt                                                                                266                179

   Changes in operating assets and liabilities:
       Accounts and notes receivable                                                                      (4,386)            (1,354)
       Inventories                                                                                        (1,215)              (928)
       Prepaid expenses and deposits                                                                         835               (202)
       Other assets                                                                                           10                (11)
       Accounts payable                                                                                     (102)              (392)
       Other accrued liabilities                                                                           1,028                 49
       Deferred income                                                                                      (251)               403
                                                                                                        --------           --------
   Net cash used in operating activities                                                                  (4,401)            (6,650)

   Cash flows from investing activities:
       Capital expenditures                                                                                 (283)              (835)
       Purchases of available-for-sale securities                                                         (6,598)           (11,501)
       Maturities of available-for-sale securities                                                        17,178              1,013
       Sales of marketable securities                                                                       --                1,014
                                                                                                        --------           --------
   Net cash provided by (used in) investing activities                                                    10,297            (10,309)
                                                                                                        --------           --------
Cash flows from financing activities:
       Payments of obligations under capital leases                                                         (553)              (319)
       Payment of notes payable                                                                             --                 (992)
       Proceeds from issuance of common stock                                                                735             14,922
       Proceeds from issuance of preferred stock of consolidated subsidiary
                                                                                                            --               14,798
                                                                                                        --------           --------
Net cash provided by financing activities                                                                    182             28,107
                                                                                                        --------           --------
Net increase in cash and cash equivalents                                                                  6,078             11,148
                                                                                                        --------           --------
Cash and cash equivalents, at beginning of the period                                                     10,862              7,269
                                                                                                        --------           --------
Cash and cash equivalents, at end of the period                                                         $ 16,940           $ 18,417
                                                                                                        ========           ========
Supplemental Disclosure of Non cash Investing and Financing Activities:
Deferred compensation of common stock option grant
   of consolidated subsidiary                                                                           $    186           $    143
                                                                                                        ========           ========
 Cash paid for interest on capital lease obligations                                                    $    247           $    231
                                                                                                        ========           ========

                 The accompanying notes are an integral part of these condensed consolidated financial statements

==================================================================================================================================
                                                                 5

FORM 10Q                                                           JUNE 30, 1997
================================================================================


                                  IMATRON INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Restated Form 10-K/A for the year ended December 31, 1996.

2.    BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of Imatron Inc. and its subsidiary HeartScan Imaging, Inc. (collectively the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

 3.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash equivalents consist of liquid instruments purchased with a maturity date of three months or less and money market funds. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has
     classified all purchases of investments as available-for-sale. Available-for-sale securities are carried at amounts which approximate fair value, with unrealized gains and losses reported in a separate component of shareholders' equity if material. Fair values of investments are based on quoted market prices. Short-term investments at June 30, 1997 consist of A1, P1 commercial papers and government securities.

     Realized   gains  and  losses,   and   declines  in  value   judged  to  be
     other-than-temporary are included in other income. The cost of securities sold is based on the specific identification method.

4.   INVENTORIES

     Inventories consist of (in thousands of dollars):

                                         June 30,               December 31,
                                           1997                    1996
                                    ---------------          ---------------

 Service parts                              $ 1,462                  $ 1,142
 Work-in-process                              4,180                    2,574
 Finished goods                               2,297                    3,683
                                    ===============          ===============
      TOTAL                                 $11,608                  $10,393
                                    ===============          ===============
5.   LOSS PER SHARE

     Net loss per common share is computed using the weighted average number of common shares outstanding. Stock options and warrants have not been included in the computation as their effect would have been antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic primary earnings

================================================================================

Form 10Q                                                           June 30, 1997
================================================================================

     per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on calculations of basic and fully diluted earnings per share is not expected to be material for the quarters and six month periods ended June 30, 1997 and June 30, 1996.

6.   TRANSACTIONS WITH SIEMENS CORPORATION

     The following table represents the percent of revenues attributable to the development and distribution agreements between the Company and Siemens
     Corporation:

                         Three months ended              Six months ended
                              June 30,                       June 30,
                      -------------------------  -------------------------------
                        1997         1996            1997              1996

Net product sales        21%           5%             21%                 4%
Service                  26%          17%             26%                16%
Development contracts   100%         100%            100%               100%

Total revenues           30%          25%             30%                24%


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

     In April 1997, Imatron and Siemens entered into a service support agreement, whereby the Company will provide customer services for C-150 scanners sold by Siemens. For an agreed amount, Imatron will provide all pre-installation site planning, installation and application support, as well as, warranty and post-warranty services, as a subcontractor to Siemens. Revenues related to these transactions were recorded as service revenues.

7.   JOINT VENTURE

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

     The following table represents the percent of revenues attributable to the Joint Venture.

                                  Three months ended         Six months ended
                                       June 30,                   June 30,
                              --------------------------   --------------------
                                 1997         1996          1997         1996
                              ------------  -----------   ----------- ----------

  Net product sales                   18%      36%           18%         63%
  Service                             12%      20%           12%         22%

  Percentage of total revenues        14%      25%           14%         42%

================================================================================

Form 10Q                                                           June 30, 1997
===============================================================================

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

Form 10Q                                                           June 30, 1997
===============================================================================

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








================================================================================

FORM 10Q                                                           JUNE 30, 1997
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

                  Three months ended June 30, 1997 versus 1996

     Overall revenues for the second quarter ended June 30, 1997 of $10,659,000 increased $4,296,000 or 68% compared to 1996 revenues of $6,363,000. Net product revenues increased to $7,931,000 in 1997 from $4,000,000 in 1996, which included $1,774,000 under the sale-leaseback arrangements, primarily because of increase in scanner shipments from three in 1996 to five in 1997. Service revenues increased to $940,000 in 1997 from $821,000 in 1996 due to an increase in scanners under service contract. Development contract revenue is identical in 1996 due to the terms of the three year Memorandum of Understanding entered into with Siemens in March 1995. Clinic revenues related to HeartScan Imaging, Inc. ("HeartScan") increased by 84% to $538,000 in 1997 compared to $292,000 in 1996 as a result of five coronary artery disease risk assessment centers ("clinics") operating in 1997 compared to three in 1996.

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

     Operating expenses of $4,274,000 increased $1,588,000 or 59% compared to 1996 expenses of $2,686,000. R&D expenses of $1,204,000 increased $406,000 from $798,000 in 1996 due to increases in headcount and materials for new projects being developed. Selling expenses increased to $1,691,000 from $898,000 in 1996 primarily due to higher advertising expenses incurred by HeartScan and expenses related to studies conducted promoting the benefits of the Company's product. Administrative expenses increased $389,000 to $1,379,000 due to increases in HeartScan headcount and bad debt expenses.

     Interest income increased to $358,000 for the second quarter of 1997 from $110,000 in the comparable period of 1996. The increase were attributable to higher average cash balances and investments in interest-bearing securities which were purchased with the proceeds from the private placements and stock option exercises in 1996. Interest expense increased to 148,000 for the second quarter of 1997 from $114,000 in the comparable period of 1996 due primarily to an increase in capital lease obligations related to scanners leased back by HeartScan.

     The Company incurred a non-cash charge to income of $436,000 and $2,400,000 recorded as return to minority interest expense in the second quarter of 1997 and 1996, respectively, in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock (see Note 8 to the Notes to the Condensed Consolidated Financial Statements).

                   Six months ended June 30, 1997 versus 1996

     Overall revenues for the six months ended June 30, 1997 of $21,236,000 increased $8,783,000 or 71% compared to revenues of $12,453,000 for the same period in 1996. Net product revenues increased to $15,722,000 in 1997 from $7,791,000 in 1996, which included $1,774,000 under the sale-leaseback arrangements, due to ten scanners shipped in 1997 compared to five in 1996. Service revenues increased 24% to $1,970,000 in 1997 due to an increase in scanners under service contract. Development contract revenue is identical in 1996 due to the terms of the three year Memorandum of Understanding entered into with Siemens in March 1995. Clinic revenues related to HeartScan Imaging, Inc. increased to $1,044,000 in 1997 from $574,000 in 1996 as a result of five coronary artery disease risk assessment centers ("clinics") operating in 1997 compared to three in 1996.
================================================================================
                                       10

Form 10Q                                                           June 30, 1997
===============================================================================

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

     Operating expenses of $7,670,000 increased $2,350,000 or 44% compared to 1996 expenses of $5,320,000. R&D expenses of $2,126,000 in 1997 increased $625,000 from $1,501,000 in 1996 due to increases in headcount and materials for new projects being developed . Selling expenses increased to $3,054,000 from $1,981,000 in 1996 primarily due to higher advertising expenses incurred by HeartScan and expenses related to studies conducted promoting the benefits of the Company's product. Administrative expenses increased $652,000 to $2,490,000 due to increases in HeartScan headcount and bad debt expenses.

     Interest income increased to $637,000 for the first six months of 1997 from $161,000 in the comparable period of 1996. The increase were attributable to higher average cash balances and investments in interest-bearing securities which were purchased with the proceeds from the private placements and stock option exercises in 1996. Interest expense increased to 291,000 for the first six months of 1997 from $234,000 in the comparable period of 1996 due primarily to an increase in capital lease obligations related to scanners leased back by HeartScan.

     The Company incurred a non-cash charge to income of $872,000 and $2,400,000 recorded as return to minority interest in the second quarter of 1997 and 1996, respectively, in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock (see Note 8 to the Notes to the Condensed Consolidated Financial Statements).

     Liquidity and Capital Resources:

     At June 30, 1997, working capital slightly decreased to $31,682,000 compared to December 31, 1996 working capital of $33,042,000 primarily as a result of the operating losses sustained by HeartScan amounting to $3,269,000. The current ratio decreased to 4.1:1 at June 30, 1997 from 4.4:1 at December 31, 1996.

     The Company's assets decreased to $52,375,000 compared to December 31, 1996 total assets of $53,192,000 primarily due to decreases in cash, cash equivalents and short-term investments partially offset by increases in receivables and inventories. There were five scanners for which receivables were outstanding at the end of June 1997 compared to three at December 31, 1996.

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

     This Form 10-Q/A contains forward-looking statements which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements as a result of certain risk factors set forth in the Company's Restated Annual Report on Form 10-K/A for the year ended December 31,1996.
================================================================================

FORM 10Q                                                           JUNE 30, 1997
================================================================================

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

                   (b)     Form 8-K Reports:



================================================================================
                                       12

FORM 10Q                                                           JUNE 30, 1997
================================================================================





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

Date:  June 16, 1998


                                       IMATRON INC.
                                       (Registrant)




                                       /s/Gary H. Brooks
                                       ---------------------------------------
                                       Vice President, Finance/Administration,
                                       Chief Financial Officer and Secretary

================================================================================
                                       13