Form 10-Q/A
period 1997-09-30
IMATRON INC
filed 1998-06-16
CIK 720477

FORM 10Q/A                                                    SEPTEMBER 30, 1997
================================================================================

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

                            Total Number of Pages: 16


================================================================================

FORM 10Q/A                                                    SEPTEMBER 30, 1997
================================================================================
                                  IMATRON INC.

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


PART I.    FINANCIAL INFORMATION                                            PAGE


Item 1.      Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets -                         3
               September 30, 1997 (unaudited and restated) and
               December 31, 1996 (restated).


               Condensed Consolidated Statements of Operations -               4
               Three and Nine Months Ended
               September 30, 1997 and 1996 (unaudited and restated).


               Condensed Consolidated Statements of Cash Flows -               5
               Nine Months Ended
               September 30, 1997 and 1996 (unaudited and restated).


               Notes to Condensed Consolidated Financial                       6
               Statements (unaudited).



Item 2.      Management's Discussion and Analysis of Financial                11
             Condition and Results of Operations.




PART II.   OTHER INFORMATION                                                  14



SIGNATURES                                                                    15


================================================================================

FORM 10Q/A                                                                                                        SEPTEMBER 30, 1997
====================================================================================================================================
                                                            IMATRON INC.
                                                Condensed Consolidated Balance Sheets
                                                       (Amounts in thousands)
                                                                                                                (Restated)
                                                                                                  ----------------------------------
ASSETS:                                                                                           September 30,         December 31,
                                                                                                       1997                1996
                                                                                                  -------------        -------------
                                                                                                   (Unaudited)
Current assets
     Cash and cash equivalents                                                                        $ 10,971             $ 10,862
     Short-term investments                                                                              5,269               14,171
     Accounts receivable (net of allowance for doubtful accounts of $1,467 at September 30, 1997 and $1,110 at December 31,
      1996):
              Trade accounts receivable                                                                  8,445                2,940
              Accounts receivable from affiliate                                                         1,954                2,660
     Inventories                                                                                        12,023               10,393
     Prepaid expenses                                                                                      868                1,659
                                                                                                      --------             --------
Total current assets                                                                                  $ 39,530             $ 42,685

Property and equipment, net                                                                              8,816               10,102
Other assets                                                                                             1,214                  405
                                                                                                      --------             --------

Total assets                                                                                            49,560               53,192
                                                                                                      ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities
      Accounts payable                                                                                $  2,286             $  2,461
      Other accrued liabilities                                                                          5,551                5,994
      Capital lease obligations - due within one year                                                    1,203                1,188
                                                                                                      --------             --------
Total current liabilities                                                                                9,040                9,643

Deferred income on sale leaseback transactions                                                           1,043                1,419
Deferred income on service contract                                                                        460                 --
Capital lease obligations                                                                                3,678                4,604
                                                                                                      --------             --------
Total liabilities                                                                                       14,221               15,666

Minority interest - Note 11                                                                             13,819               12,323

Shareholders' equity:
     Common stock, no par value; authorized-150,000
     shares; issued and outstanding - 78,603 shares in 1997
     and 77,919 shares in 1996                                                                          90,345               89,223
     Deferred compensation                                                                                (252)                (116)
     Additional paid-in capital                                                                          7,390                7,390
     Accumulated deficit                                                                               (75,963)             (71,294)
                                                                                                      --------             --------
Total shareholders' equity                                                                              21,520               25,203
                                                                                                      --------             --------

Total liabilities and shareholders' equity                                                            $ 49,560             $ 53,192
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

====================================================================================================================================
                                                                  3

FORM 10Q/A                                                                                                        SEPTEMBER 30, 1997
====================================================================================================================================
                                                            IMATRON INC.
                                           Condensed Consolidated Statements of Operations
                                          (Amounts in thousands, except per share amounts)
                                                             (Unaudited)
                                                                                                 Restated
                                                                        -----------------------------------------------------------
                                                                            Three Months Ended                 Nine Months Ended
                                                                               September 30,                     September 30,
                                                                        -------------------------         -------------------------
                                                                           1997             1996             1997             1996
                                                                        --------         --------         --------         --------
Revenues:
     Product sales                                                      $  6,869         $  6,376         $ 22,591         $ 12,393
     Product sale leaseback  arrangements                                   --               --               --              1,774
     Service                                                               1,466            1,070            3,436            2,658
     Development contracts                                                 1,250            1,250            3,750            3,750
     Clinics                                                                 668              295            1,712              869
                                                                        --------         --------         --------         --------

                 Total revenues                                           10,253            8,991           31,489           21,444
                                                                        --------         --------         --------         --------

Cost of revenues:
     Product sales                                                         4,875            4,649           15,014           10,020
     Product sale-leaseback arrangements                                    --               --               --              1,774
     Service                                                               1,056              827            2,666            2,299
     Development contracts                                                 1,250            1,250            3,750            3,750
     Clinics                                                                 811              545            2,335            1,511
                                                                        --------         --------         --------         --------

                  Total cost of revenues                                   7,992            7,271           23,765           19,354
                                                                        --------         --------         --------         --------

Gross profit                                                               2,261            1,720            7,724            2,090

Operating expenses:
      Research an development                                                833              879            2,959            2,380
      Marketing and sales                                                  1,639            1,140            4,693            3,121
      General and administrative                                           1,294            1,202            3,784            3,040
                                                                        --------         --------         --------         --------

                    Total operating expenses                               3,766            3,221           11,436            8,541
                                                                        --------         --------         --------         --------

Total operating loss                                                      (1,505)          (1,501)          (3,712)          (6,451)

Other income, net                                                            139            2,072              776            2,233
Interest expense                                                            (134)            (416)            (425)            (650)
                                                                        --------         --------         --------         --------

Loss before provision for income taxes                                    (1,500)             155           (3,361)          (4,868)

Provision for income taxes                                                  --               --               --               --
                                                                        --------         --------         --------         --------

Income (loss) before minority interest expense                            (1,500)             155           (3,361)          (4,868)

Non-cash return to minority interest                                         436              436            1,308            2,836
                                                                        --------         --------         --------         --------

Net loss                                                                $ (1,936)        $   (281)        $ (4,669)        $ (7,704)
                                                                        ========         ========         ========         ========
Net loss per common share                                               $  (0.02)        $  (0.00)        $  (0.06)        $  (0.11)
                                                                        ========         ========         ========         ========
Number of shares used in per share
   calculation                                                            78,574           76,986           78,351           73,359
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

====================================================================================================================================
                                                                  4

FORM 10Q/A                                                                                                        SEPTEMBER 30, 1997
====================================================================================================================================
                                                            IMATRON INC.
                                           Condensed Consolidated Statements of Cash Flows
                                                       (Amounts in thousands)
                                                             (Unaudited)
                                                                                                              Nine Months Ended
                                                                                                                September 30,
                                                                                                         --------------------------
                                                                                                           1997              1996
                                                                                                         --------          --------
Cash flows from operating activities:
   Net loss                                                                                              $ (4,669)         $ (7,704)
   Adjustments to reconcile net loss
          to net cash used in operating activities:
       Depreciation and amortization                                                                        1,681               918
       Amortization of deferred compensation                                                                   50                18
       Non cash return to minority interest                                                                 1,308             2,836
       Common stock issued for services                                                                       192               129
       Provision for bad debt                                                                                  45              (100)

   Changes in operating assets and liabilities:
       Accounts receivable                                                                                 (4,844)           (2,558)
       Inventories                                                                                         (1,630)             (781)
       Prepaid expenses                                                                                       791              (109)
       Other assets                                                                                          (809)              207
       Accounts payable                                                                                      (175)           (1,198)
       Other accrued liabilities                                                                               17              (112)
       Deferred income                                                                                       (376)              284
                                                                                                         --------          --------

   Net cash used in operating activities                                                                   (8,419)           (8,170)

Cash flows from investing activities:
       Capital expenditures                                                                                  (395)           (1,501)
       Purchases of available-for-sale securities                                                         (23,459)          (22,036)
       Maturities of m available-for-sale securities                                                       32,361             3,068
       Sales of marketable securities                                                                        --               1,015
                                                                                                         --------          --------

   Net cash provided by / (used in) investing activities                                                    8,507           (19,454)
                                                                                                         --------          --------

Cash flows from financing activities:
       Payments of obligations under capital leases                                                          (911)             (616)
       Payment of notes payable                                                                              --                (992)
       Proceeds from issuance of common stock                                                                 932            15,543
       Proceeds from issuance of preferred stock of consolidated subsidiary                                  --              14,798
                                                                                                         --------          --------

Net cash provided by financing activities                                                                      21            28,733
                                                                                                         --------          --------

Net increase in cash and cash equivalents                                                                     109             1,109

Cash and cash equivalents, at beginning of the period                                                      10,862             7,269
                                                                                                         --------          --------

Cash and cash equivalents, at end of the period                                                          $ 10,971          $  8,378
                                                                                                         ========          ========
Supplemental Disclosure of Non cash Investing and Financing Activities:
Deferred compensation of common stock option grant of consolidated subsidiary                            $    186          $    143
                                                                                                         ========          ========
Cash paid for interest on capital lease obligations                                                      $    404          $    411
                                                                                                         ========          ========

           The accompanying notes are an integral part of these condensed consolidated financial statements

====================================================================================================================================
                                                                  5

FORM 10Q/A                                                    SEPTEMBER 30, 1997
================================================================================
                                  IMATRON INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

         Realized gains and losses, and declines in value judged to be other-than-temporary are included in other income. The cost of securities sold is based on the specific identification method.
================================================================================

FORM 10Q/A                                                    SEPTEMBER 30, 1997
================================================================================
5.       INVENTORIES

          Inventories consist of                  September 30,    December 31,
          (in thousands of dollars):                  1997             1996
                                                  -------------   -------------

          Purchased parts and sub-assemblies             $3,084          $2,994
          Service parts                                   1,270           1,142
          Work-in-process                                 4,520           2,574
          Finished goods                                  3,149           3,683
                                                  =============   =============
               TOTAL                                    $12,023         $10,393
                                                  =============   =============

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

7.       TRANSACTIONS WITH SIEMENS CORPORATION

         The following table represents the percent of revenues attributable to the development and distribution agreements between the Company and Siemens Corporation:

                                   Three months ended         Nine months ended
                                      September 30,             September 30,
                                   ------------------        ------------------
                                    1997         1996         1997         1996
                                    ----         ----         ----         ----
           Net product sales         12%            -          18%           2%
           Service                   46%          22%          34%          18%
           Development contracts    100%         100%         100%         100%

           Total revenues            27%          17%          29%          21%

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

         In April 1997, Imatron and Siemens entered into a service support agreement, whereby the Company will provide customer services for C-150 scanners sold by Siemens. For an agreed upon amount, Imatron will provide all pre-installation site planning, installation and application support, as well as, warranty and post-warranty services, as a subcontractor to Siemens. Revenues for warranty services are recognized over the life of the contracts while other service revenues are recognized upon completion of work.
================================================================================

FORM 10Q/A                                                    SEPTEMBER 30, 1997
================================================================================
8.       JOINT VENTURE

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

         The following table represents the percent of revenues attributable to the Joint Venture:


                                   Three months ended         Nine months ended
                                      September 30,             September 30,
                                   ------------------        ------------------
                                    1997         1996         1997         1996
                                    ----         ----         ----         ----

         Net product sales           20%          36%          19%          63%
         Service                      9%          20%          11%          22%

         Percentage of
           total revenues            15%          25%          14%          42%

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

10.      INCREASE IN AUTHORIZED COMMON STOCK

         On July 7, 1997, the Company filed an amendment to its Certificate of Incorporation. The amendment, which was approved by the Board of Directors on April 30, 1997 and by the shareholders at the annual meeting on June 30, 1997, increases the number of authorized shares of the Company's Common Stock from 100 million shares to 150 million.

11.      RESTATEMENT

         In June 1996, Imatron completed a private placement offering whereby 100,000 shares of HeartScan Series A Preferred Stock were sold at $160 per share and realized net proceeds of $14,798,000. The preferred stock is convertible on a ten-to-one basis into HeartScan common shares at any time. Mandatory conversion of the preferred stock into common stock will occur upon the successful completion of a HeartScan initial public offering. The HeartScan Series A Preferred Stock may be exchanged at
================================================================================

FORM 10Q/A                                                    SEPTEMBER 30, 1997
================================================================================
         the sole option of the holder into Imatron common stock at an exchange price of $5.00 per share until the earlier of a) a two year period following closing of the Preferred Stock offering; or b) a HeartScan initial public offering. If there is no initial public offering within 24 months of the Preferred Stock closing, holders may convert the HeartScan Series A Preferred Stock into Imatron common stock, at a conversion price equal to the greater of $1.50 per share or a 27% discount from the weighted average closing price of Imatron common stock for the 90 day Period immediately preceding 24 months of the Preferred Stock closing and each date that is 3 months thereafter to and including the 48th month of the Preferred Stock closing.

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

         The consolidated financial statements as of and for the year ended December 31, 1996 have been restated to give effect to the accounting treatment described above. The restatement resulted in (1) a reclassification in the consolidated balance sheet of $5,890,000
================================================================================

FORM 10Q/A                                                    SEPTEMBER 30, 1997
================================================================================
         reducing minority interests and increasing additional paid-in capital (equity) and (2) the recognition of a minority interest charge of $3,272,000 (including $2,400,000 as of the date of the preferred shares were issued) in the consolidated statement of operations increasing the Company's net loss from $10,465,000 to $13,737,000. The remaining discount of $2,618,000 will be charged to minority interests through June 30, 1998. The minority interest is recognized as an increase in minority interest in the balance sheet.

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

FORM 10Q/A                                                    SEPTEMBER 30, 1997
================================================================================
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

                Three months ended September 30, 1997 versus 1996

Total revenues for the third quarter ended September 30, 1997 of $10,253,000 increased $1,262,000 or 14% compared to 1996 revenues of $8,991,000. Net product revenues of $6,869,000 remained relatively unchanged in 1997 as compared to $6,376,000 in 1996 due to shipment of four scanners in both years. Service revenues increased to $1,466,000 in 1997 from $1,070,000 in 1996 due to an increase in scanners under service contracts. The increase primarily resulted from the service support agreement entered into with Siemens (see Note 6 - Transactions with Siemens Corporation). Development contract revenue of $1,250,000 is identical in 1996 due to the terms of the three year Memorandum of Understanding entered into with Siemens in March 1995. Clinic revenues related to the HeartScan Imaging, Inc. ("HeartScan") increased by 126% to $668,000 in 1997 compared to $295,000 in 1996 as a result of higher load of revenue scans per clinic and increase in number of coronary artery disease risk assessment centers ("clinics"). There were five clinics operating in 1997 as compared to three in 1996.

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

Interest income decreased to $139,000 for the third quarter of 1997 from $2,072,000 in the comparable period of 1996 due primarily to the 59,090 shares of Invision Technologies common stock sold by the Company at $30.00 per share for a gain of $1,756,000. Interest expense decreased to 134,000 for the third quarter of 1997 from $416,000 in the comparable period of 1996 due primarily to a lower balance on capital lease obligations in 1997.

The Company incurred a non-cash charge to income of $436,000 recorded as minority interest expense in the third quarter of 1997 and 1996, in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock (see Note 11 to the Notes to the Condensed Consolidated Financial Statements).

                Nine months ended September 30, 1997 versus 1996

Total revenues for the nine months ended September 30, 1997 of $31,489,000 increased $10,045,000 or 47% compared to revenues of $21,444,000 for the same period in 1996. Net product revenues increased to $22,591,000 in 1997 from $14,167,000 in 1996, which included $1,774,000 under the sale-leaseback arrangements, due to fourteen scanners shipped in 1997 compared to nine in 1996. Service revenues increased 29% to $3,436,000 in 1997 due to an increase in scanners under service contracts. Development contract revenue of $3,750,000 is
================================================================================

FORM 10Q/A                                                    SEPTEMBER 30, 1997
================================================================================
identical in 1996 due to the terms of the three year Memorandum of Understanding entered into with Siemens in March 1995. Clinic revenues related to the HeartScan Imaging, Inc. increased to $1,712,000 in 1997 from $869,000 in 1996 as a result of five clinics operating in 1997 compared to three in 1996.

Total cost of revenues as a percent of revenues for the first nine months of 1997 was lower at 75% as compared with 90% in 1996. Product cost of revenues as a percent of product revenues decreased to 66% in 1997 from 83% in 1996 due to shipment of fourteen scanners with higher realized gross margin compared to nine shipments in 1996. Service cost of revenues as a percent of service revenue decreased to 78% in1997 from 86% in 1996 due to higher service contract revenue partially offset by an increase in startup expenses related to the establishment of a service center in Europe (see Note 6 Transactions with Siemens Corporation). Development contract revenue and cost of revenue is equal due to the terms of the three year Memorandum of Understanding with Siemens. Clinic costs of revenues as a percent of clinic revenues decreased to 136% in 1997 as compared to 174% in 1996 primarily due to an increase in load of revenue scans and establishment of additional Heartscan clinics.

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

Other income decrease to $776,000 for the first nine months of 1997 from $2,233,000 in the comparable period of 1996. In the prior year, the Company sold 59,090 shares of Invision Technologies common stock at $30.00 per share for a gain of $1,756,000. Interest expense decreased to 425,000 for the first nine months of 1997 from $650,000 in the comparable period of 1996 due primarily to a lower capital lease obligations in 1997.

The Company incurred a non-cash charge to income of $1,308,000 and $2,836,000 recorded as minority interest expense in the third quarter of 1997 and 1996, respectively, in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock (see Note 11 to the Notes to the Condensed Consolidated Financial Statements).

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

Cash provided by investing activities increased $27,961,000 to $8,507,000 in 1997 as compared to the same nine month period in 1996 due to an increase in securities held for sale maturing in three months and less. Key financing activities in the first nine months of 1996 included proceeds from a private offering whereby Imatron sold 100,000 shares of HeartScan Series A preferred stock to unaffiliated third parties with realized proceeds of $14,798,000 (net of offering costs). During the same period, the Company also sold 4,500,000 shares of its common stock and issued warrants to purchase common stock, netting proceeds of $11,348,000. Additionally, exercises of stock options, employee stock purchase plan and warrants decreased to $929,000 during the first nine month period in 1997 as compared to $15,543,000 during the same period in 1996.
================================================================================

FORM 10Q/A                                                    SEPTEMBER 30, 1997
================================================================================
The Company's management believes that the cash, cash equivalents and short-term investments existing at September 30, 1997 and the estimated proceeds from ongoing sales of products and services in 1997 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 1997.

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

FORM 10Q/A                                                    SEPTEMBER 30, 1997
================================================================================
PART II.  OTHER INFORMATION


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

                 No. 27 -   Financial data schedules

            (b)  Form 8-K Reports:

                 Item 4 - Changes in Registrant's certifying accountants filed on July 2, 1997

                 Item 5 - Increase in authorized common stock filed
                          on July 16, 1997

                 Item 5 - Development agreement with TeraRecon Inc. filed
                          on August 5, 1997
================================================================================

FORM 10Q/A                                                    SEPTEMBER 30, 1997
================================================================================
                                   SIGNATURES




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


Date:  June 16, 1998


                                         IMATRON INC.
                                         (Registrant)



                                         /s/Gary H. Brooks
                                         ---------------------------------------
                                         Gary H. Brooks
                                         Vice President, Finance/Administration,
                                         Chief Financial Officer and Secretary



















================================================================================
                                       15