Form 10-Q
period 1998-06-30
IMATRON INC
filed 1998-08-14
CIK 720477

FORM 10Q                                                           JUNE 30, 1998
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 1998.


                         Commission file number 0-12405


                                  IMATRON INC.


                                   New Jersey
                               I.D. No. 94-2880078
              389 Oyster Point Blvd, South San Francisco, CA 94080
                                 (650) 583-9964





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

At June 30, 1998, 86,125,980 shares of the Registrant's common stock (no par value) were issued and outstanding.



                            Total Number of Pages: 19

================================================================================

FORM 10Q                                                           JUNE 30, 1998
================================================================================
                                  IMATRON INC.

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.    Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets -                           3
             June 30, 1998 (unaudited) and
             December 31, 1997 (restated).


             Condensed Consolidated Statements of Operations -                 4
             Three Month and Six Month
             Periods Ended June 30, 1998 (unaudited) and
             1997 (unaudited and restated).


             Condensed Consolidated Statements of Cash Flows -                 5
             Six Month Periods Ended
             June 30, 1998 (unaudited) and
             1997 (unaudited and restated).


             Notes to Condensed Consolidated Financial                         7
             Statements (unaudited).


Item 2.    Management's Discussion and Analysis of Financial                  14
           Condition and Results of Operations.




PART II. OTHER INFORMATION                                                    18


SIGNATURES                                                                    19
================================================================================

FORM 10Q                                                                                                               JUNE 30, 1998
====================================================================================================================================
                                                            IMATRON INC.
                                                Condensed Consolidated Balance Sheets
                                                       (Amounts in thousands)
                                                             (Unaudited)
                                                                                                    June 30,           December 31,
                                                                                                      1998                 1997
                                                                                                  ------------         ------------
ASSETS:
Current assets
     Cash and cash equivalents                                                                       $   2,614            $   8,400
     Short-term investments                                                                               --                    180
     Accounts receivable (net of allowance for doubtful
      accounts of $2,845 at June 30, 1998 and $2,490 at
      December 31, 1997:
        Trade accounts receivable                                                                        8,700                7,944
        Accounts receivable from affiliate                                                               1,387                1,438
     Inventories                                                                                        16,434               12,926
     Prepaid expenses                                                                                      566                  397
     Net current assets of discontinued operations                                                         338                4,697
                                                                                                     ---------            ---------
Total current assets                                                                                    30,039               35,982

Property and equipment, net                                                                              2,509                2,394
Other assets                                                                                             1,566                1,214
Long-term net assets of discontinued operations                                                          3,408                3,575
                                                                                                     ---------            ---------

Total assets                                                                                         $  37,522            $  43,165
                                                                                                     =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities
     Accounts payable                                                                                $   3,087            $   2,962
     Other accrued liabilities                                                                           6,819                6,961
     Capital lease obligations - due within one year                                                        56                   56
                                                                                                     ---------            ---------
Total current liabilities                                                                                9,962                9,979

Deferred income on sale leaseback transactions                                                           1,126                1,376
Deferred income on service contract                                                                        360                  420
Capital lease obligations                                                                                   36                   65
                                                                                                     ---------            ---------
Total liabilities                                                                                       11,484               11,840
                                                                                                     ---------            ---------

Minority interest in discontinued operations- Note 12                                                    1,170               14,255
                                                                                                     ---------            ---------

Shareholders' equity
     Common stock, no par value; authorized-150,000 shares; issued and
       outstanding - 86,729 shares in 1998 and 78,815 shares in 1997                                   105,748               90,728
     Deferred compensation                                                                                (190)                (232)
     Additional paid-in capital                                                                          9,340                9,290
     Notes receivable from stockholder                                                                    (336)                --
     Accumulated deficit                                                                               (89,694)             (82,716)
                                                                                                     ---------            ---------
Total shareholders' equity                                                                              24,868               17,070
                                                                                                     ---------            ---------

Total liabilities and shareholders' equity                                                           $  37,522            $  43,165
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

====================================================================================================================================
                                                                 3

FORM 10Q                                                                                                               JUNE 30, 1998
====================================================================================================================================
                                                            IMATRON INC.
                                           Condensed Consolidated Statements of Operations
                                          (Amounts in thousands, except per share amounts)
                                                             (Unaudited)
                                                                               Three Months Ended                  Six Months Ended
                                                                                    June 30,                           June 30,
                                                                           ------------------------        ------------------------
                                                                              1998             1997           1998            1997
                                                                           --------        --------        --------        --------
Revenues:                                                                                 (Restated)                      (Restated)
     Product sales                                                         $  9,892        $  7,931        $ 10,841        $ 15,722
     Service                                                                  1,487           1,032           3,046           2,156
     Development contracts                                                     --             1,250           1,250           2,500
                                                                           --------        --------        --------        --------
                      Total revenues                                         11,379          10,213          15,137          20,378
                                                                           --------        --------        --------        --------
Cost of revenues:
     Product sales                                                            6,324           4,698           7,375          10,139
     Service                                                                  1,745             905           3,213           1,613
                                                                           --------        --------        --------        --------
                      Total cost of revenues                                  8,069           5,603          10,588          11,752
                                                                           --------        --------        --------        --------
Gross profit                                                                  3,310           4,610           4,549           8,626

Operating expenses:
     Research and development                                                 2,053           2,454           4,039           4,626
     Marketing and sales                                                      1,155             931           2,033           1,605
     General and administrative                                               1,044             786           2,126           1,397
                                                                           --------        --------        --------        --------
                      Total operating expenses                                4,252           4,171           8,198           7,628
                                                                           --------        --------        --------        --------
Total operating income (loss)                                                  (942)            439          (3,649)            998

Other income, net                                                                39             237             131             456
Interest expense                                                                 (5)             (7)            (11)            (46)
                                                                           --------        --------        --------        --------
Income (loss)from continuing operations before
        provision for income taxes                                             (908)            669          (3,529)          1,408
Provision for income taxes                                                     --              --              --              --
                                                                           --------        --------        --------        --------
Income (loss) from continuing operations                                       (908)            669          (3,529)          1,408
Loss from discontinued operations - Note 11                                  (1,191)         (1,696)         (2,575)         (3,269)
Non-cash return to minority interest                                           (437)           (436)           (874)           (872)
                                                                           --------        --------        --------        --------

Net loss                                                                   $ (2,536)       $ (1,463)       $ (6,978)       $ (2,733)
                                                                           ========        ========        ========        ========
Basic and diluted loss per common share:
       Income (loss) from continuing operations-basic                      $  (0.01)       $   0.01        $  (0.04)       $   0.02
                                                                           ========        ========        ========        ========
       Income (loss) from continuing operations-diluted                    $  (0.01)       $   0.01        $  (0.04)       $   0.02
                                                                           ========        ========        ========        ========
       Net loss-basic and diluted                                          $  (0.03)       $  (0.02)       $  (0.09)       $  (0.03)
                                                                           ========        ========        ========        ========
  Weighted average number of shares used in con-
        tinuing operation per share calculation-basic                        81,689          78,370          80,231          78,239
                                                                           ========        ========        ========        ========
  Weighted average number of shares used in con-
        tinuing operation per share calculation-diluted                      81,689          80,745          80,231          80,629
                                                                           ========        ========        ========        ========
  Weighted average number of shares used in net
        loss per share calculation-basic and diluted                         81,689          78,370          80,231          78,239
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

====================================================================================================================================
                                                                 4

FORM 10Q                                                                                                               JUNE 30, 1998
====================================================================================================================================
                                                            IMATRON INC.
                                           Condensed Consolidated Statements of Cash Flows
                                                       (Amounts in thousands)
                                                             (Unaudited)
                                                                                                          Six Months Ended June 30,
                                                                                                         --------------------------
                                                                                                           1998              1997
                                                                                                         --------          --------
Cash flows from operating activities:
   Net loss                                                                                              $ (6,978)         $ (2,733)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Net loss from discontinued operations                                                                2,575             3,269
       Depreciation and amortization                                                                          381               327
       Amortization of deferred compensation                                                                   42                29
       Non-cash return to minority interest                                                                   874               872
       Common stock issued for services                                                                       255               158
       Warrant issued for services                                                                             50              --
       Provision for bad debt                                                                                 355                90
   Changes in operating assets and liabilities:
       Accounts and notes receivable                                                                       (1,060)           (4,245)
       Inventories                                                                                         (3,508)           (1,215)
       Prepaid expenses and deposits                                                                         (169)              834
       Other assets                                                                                          (352)               10
       Accounts payable                                                                                       125              (102)
       Other accrued liabilities                                                                             (142)            1,021
       Deferred income                                                                                       (310)             (251)
                                                                                                         --------          --------
   Net cash used in continuing operations                                                                  (7,862)           (1,936)
   Net cash provided by (used in) discontinued operations                                                   1,951            (1,014)
                                                                                                         --------          --------
   Net cash used in operating activities                                                                   (5,911)           (2,950)
Cash flows from investing activities:
       Capital expenditures                                                                                  (496)             (231)
       Purchases of available-for-sale securities                                                            (885)           (8,647)
       Maturities of available-for-sale securities                                                          1,065            13,183
                                                                                                         --------          --------
   Net cash provided by (used in) investing activities                                                       (316)            4,305
                                                                                                         --------          --------
Cash flows from financing activities:
       Payments of obligations under capital leases                                                           (29)              (29)
       Proceeds from issuance of common stock                                                                 470               735
                                                                                                         --------          --------
   Net cash provided by financing activities                                                                  441               706
                                                                                                         --------          --------
Net increase / (decrease) in cash and cash equivalents                                                     (5,786)            2,061
                                                                                                         --------          --------
Cash and cash equivalents, at beginning of the period                                                       8,400             9,338
                                                                                                         --------          --------
Cash and cash equivalents, at end of the period                                                          $  2,614          $ 11,399
                                                                                                         ========          ========

====================================================================================================================================
                                                                 5

FORM 10Q                                                                                                               JUNE 30, 1998
====================================================================================================================================


Supplemental Disclosure of Non cash Investing and Financing Activities:

Deferred compensation of common stock option grant of
      consolidated subsidiary                                                                       $    --                $    186
                                                                                                    ========               ========

Conversion of HeartScan's Preferred Stock to Imatron Common Stock                                   $ 13,959               $    --
                                                                                                    ========               ========

Note receivable from stockholder                                                                    $    336               $    --
                                                                                                    ========               ========

 Cash paid for interest on capital lease obligations:
     Continuing operations                                                                          $     10               $     15
                                                                                                    ========               ========
     Discontinued operations                                                                        $    195               $    232
                                                                                                    ========               ========

                  The accompanying notes are an integral part of these condensed consolidated financial statements

====================================================================================================================================
                                                                 6

FORM 10Q                                                           JUNE 30, 1998
================================================================================
                                  IMATRON INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1997.

    Certain reclassifications have been made to the 1997 amounts to conform to the current year presentation.

2.  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Imatron Inc. and its subsidiary (the Company) HeartScan Imaging, Inc. (HeartScan). All intercompany accounts and transactions have been eliminated in consolidation.

    For all periods presented, the Financial Statements reflect the Company's HeartScan segment as discontinued operation.

3.  NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) which is effective for financial statements for periods beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has adopted SFAS 130 as of January 1, 1998. The Company, however, does not have any components of comprehensive income as defined by SFAS 130 and therefore, for the six months ended June 30, 1998 and 1997, comprehensive income is equivalent to the Company's net loss.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of a Business Enterprise" (SFAS 131) which is effective for financial statements beginning after December 15, 1997, and establishes standards for disclosures about segments of an enterprise. The Company has adopted SFAS 131 as of January 1, 1998. The reportable segments under SFAS 131 do not differ from the segments as reported in the Company's December 31, 1997 consolidated annual financial statements either in their definition as segments or in the basis of measurement of segment profit or loss.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which will be effective for fiscal years beginning after June 15, 1999. The Company does not believe that the impact of this statement will have a material effect on thefinancial position or results of operations upon the adoption of this accounting standard.

================================================================================

FORM 10Q                                                           JUNE 30, 1998
================================================================================
4.  INVENTORIES

    Inventories consist of
    (in thousands of dollars):                June 30,              December 31,
                                                1998                    1997
                                            ------------            ------------
       Purchased parts and sub-assemblies   $      3,463            $      3,212
       Service parts                               1,509                   1,398
       Work-in-process                             4,404                   3,611
       Finished goods                              7,058                   4,705
                                            ============            ============
               TOTAL                        $     16,434            $     12,926
                                            ============            ============

5.  LOSS PER SHARE

    The Company adopted SFAS No. 128, "Earnings per Share", as of December 31, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding, and diluted earnings per share is computed based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Stock options and warrants have not been included in the computation of diluted earnings per share as their effect would have been antidilutive. All prior period net loss per share data was restated by the Company upon the adoption of SFAS 128. Basic and diluted earnings per share were calculated as follows (in thousands):

                                                                 Three Months ended            Six Months ended
                                                                       June 30                      June 30
                                                               ------------------------     ------------------------
                                                                  1998         1997           1998           1997
                                                               -----------  -----------     -----------  -----------
        Income (loss) from continuing operations:

        Income (loss) from continuing operations               $     (908)  $      669      $   (3,529)  $    1,408
                                                               ===========  ===========     ===========  ===========

        Weighted average common shares
            Outstanding - basic                                    81,689       78,370          80,231       78,239

        Weighted average dilutive potential
            securities - stock options and warrants                    --        2,375              --        2,390
                                                               -----------  -----------     -----------  -----------

        Weighted average common and
            dilutive potential common shares
            outstanding - dilutive                                 81,689       80,745          80,231       80,629
                                                               ===========  ===========     ===========  ===========

        Income (loss) from continuing operations - basic       $    (0.01)  $     0.01      $    (0.04)  $     0.02
                                                               ===========  ===========     ===========  ===========
        Income (loss) from continuing operations - diluted     $    (0.01)  $     0.01      $    (0.04)  $     0.02
                                                               ===========  ===========     ===========  ===========

        Antidilutive options and warrants not included
            in calculation                                          2,159           --           2,267           --
                                                               ===========  ===========     ===========  ===========

================================================================================

FORM 10Q                                                           JUNE 30, 1998
================================================================================

                                                                  Three Months ended            Six Months ended
                                                                       June 30                      June 30
                                                               ------------------------      ------------------------
                                                                   1998         1997             1998         1997
                                                               -----------  -----------      -----------  -----------
        Net loss from discontinued operation:

        Net loss from discontinued operation                   $   (1,191)  $   (1,696)      $   (2,575)  $   (3,269)
                                                               ===========  ===========      ===========  ===========

        Weighted average common shares
            Outstanding - basic                                    81,689       78,370           80,231       78,239

        Weighted average dilutive potential
            securities - stock options                                 --           --               --           --
                                                               -----------  -----------      -----------  -----------

        Weighted average common and dilutive potential
            common shares outstanding - dilutive                   81,689       78,370           80,231       78,239
                                                               ===========  ===========      ===========  ===========

        Net loss from discontinued operations - basic
            and dilutive                                       $    (0.01)  $    (0.02)      $    (0.03)  $    (0.04)
                                                               ===========  ===========      ===========  ===========
        Antidilutive options and warrants not included
            in calculation                                          2,159        2,375            2,267        2,390
                                                               ===========  ===========      ===========  ===========


        Net loss:

        Net loss                                               $   (2,536)  $   (1,463)      $   (6,978)  $   (2,733)
                                                               ===========  ===========      ===========  ===========

        Weighted average common shares
            Outstanding - basic                                    81,689       78,370           80,231       78,239

        Weighted average dilutive potential
            securities - stock options and warrants                    --           --               --           --
                                                               -----------  -----------      -----------  -----------
        Weighted average common and
            dilutive potential common shares
            outstanding - dilutive                                 81,689       78,370           80,231       78,239
                                                               ===========  ===========      ===========  ===========

        Net loss - basic and dilutive                          $    (0.03)  $    (0.02)      $    (0.09)  $    (0.03)
                                                               ===========  ===========      ===========  ===========

        Antidilutive options and warrants not included
            in calculation                                          2,159        2,375            2,267        2,390
                                                               ===========  ===========      ===========  ===========

6.  STOCK OPTION REPRICING

    On February 24, 1998, the Company offered employees holding options under the 1993 Stock Option Plan, the opportunity to exchange such options for options with an exercise price equal to $2.56 per share, the fair market value of the Company's stock on that date. Outstanding options to purchase 760,597 shares with an exercise price greater than fair market value on February 24, 1998 were repriced at $2.56 per share.
================================================================================

FORM 10Q                                                           JUNE 30, 1998
================================================================================
7.  DIRECTORS' STOCK OPTION PLAN

    On July 13, 1998 at the annual meeting, the shareholders approved the Company's Amended and Restated Directors' Stock Option Plan, and an increase in the number of authorized shares of common stock thereunder, from 500,000 to 1,000,000 shares.

8.  RELATED PARTY TRANSACTIONS

    In June 5, 1998, the Company provided a one year loan of $336,000 to the Company's President and Chief Executive Officer for the purchase of 600,000 shares of common stock under the Company's stock option plan. These options were due to expire on June 14, 1998. Interest is charged at the applicable short-term federal rates as prescribed by the Internal Revenue Service and is due quarterly. The loan is full recourse and collateralized by 600,000 shares of common stock and personal property.

9.  COLLABORATION AGREEMENTS

    On April 1, 1998, Imatron's obligations and Siemens' funding under the Memorandum of Understanding terminated. In addition, Siemens surrendered its exclusive distribution rights and Imatron assumed worldwide distribution for its C-150 scanners. Imatron continues to provide scanner service support to Siemens' customers under the service support agreement signed with Siemens. For an agreed upon amount, Imatron provides all pre-installation site planning, installation and application support, as well as, warranty and maintenance services, as a subcontractor to Siemens. Revenues for services are recognized ratably over the life of the contracts while other service revenues are recognized upon completion of work.

    On May 1, 1998 , the Company entered into a letter of intent whereby Imatron will acquire a majority ownership of Positron Corporation ("Positron"). Positron designs, manufactures, markets, and services POSICAM(TM) systems, which are medical imaging devices utilizing positron emission tomography ("PET") technology.

    In conjunction with the execution of the letter of intent, the Company began making working capital advances to Positron of up to $500,000 in order to enable it to meet a portion of its current obligations. The financing bears interest at 1/2% over the prime rate, is due March 1, 2000, and is secured by all of Positron's assets. Positron has been operating under severe liquidity and working capital constraints. At June 30, 1998, Imatron advanced to Positron $467,688 relating to this agreement which was included in other assets.

    Under the terms of the proposed agreement, Imatron will acquire a majority ownership of the outstanding common stock of Positron Corporation on a fully diluted and as-if-converted basis, excluding out-of-the-money warrants and options determined at the time of issuance for $100.

    Consummation of the issuance of shares to Imatron is conditioned upon, among other things, Positron shareholders' approval. The Company anticipates that the acquisition will close in the fourth quarter of this year.

10. CONVERSION OF HEARTSCAN PREFERRED STOCK

    On June 26, 1996, Imatron completed a private placement offering whereby 100,000 shares of HeartScan Series A Preferred Stock were sold at $160 per share and realized net proceeds of $14,798,000. The preferred stock is convertible into Imatron common stock at a conversion price equal to the greater of $1.50 per share or a 27% discount on the weighted average closing price of Imatron common stock for the 90-day period immediately preceding June 26, 1998 and every 90 days thereafter until June 26, 2000. The preferred stock holders may convert their shares on June 26, 1998 and every three months thereafter until June 26, 2000.
================================================================================

FORM 10Q                                                           JUNE 30, 1998
================================================================================
    On June 26, 1998, pursuant to the optional exchange provision in the HeartScan Preferred Stock Purchase Agreement, holders of HeartScan Series A Preferred stock converted their 94,331 shares into 6,891,763 shares of Imatron common stock at a discounted rate of $2.19 (based on 90-day weighted average price per share of $3.00) per share. The Company reflected this transaction in the Consolidated Balance sheet as an increase in common stock and a decrease in minority interest in the amount of $13,959,000. As of June 30, 1998, the minority interest has a balance of $838,909 representing 5,669 shares of HeartScan Series A Preferred Stock that have not converted.

    At June 30, 1998, Imatron has a 93.7% interest in HeartScan.

11. DISCONTINUED OPERATION - SALE OF HEARTSCAN SUBSIDIARY

    On July 13, 1998 (the measurement date), the Company adopted a formal plan to sell its HeartScan subsidiary in order for the Company to focus more comprehensively on the core business of manufacturing and servicing quality Ultrafast CT scanners. On July 22, 1998, a letter of understanding was reached to sell substantially all of the assets of HeartScan to Lifetest America, Inc. for approximately $7.4 million in cash and assumption of equipment-related lease liabilities. The agreement also includes an option to increase the purchase price by having Lifetest assume an additional $1.5 million in equipment secured debt associated with an Ultrafast CT scanner operated by HeartScan-Iberia. The transaction is expected to close during the third quarter of 1998. Accordingly, the operating results of the HeartScan operations are reflected as discontinued operations for all periods presented in the company's statements of operations and as net assets of discontinued operations in the June 30, 1998 and December 31, 1997 balance sheets. Total revenues for HeartScan for the three month periods ended June 30, 1998 and 1997 were $1,100,000 and $538,000, respectively. Total revenues for HeartScan for the six month periods ended June 30, 1998 and 1997 were $2,122,000 and $1,044,000, respectively. A summary of net assets of discontinued operation are as follows (in thousands):

                                                        June 30,    December 31,
                                                          1998          1997
                                                      ------------  ------------

   Cash and cash equivalents                          $      1,687  $      6,025
   Accounts receivable-net and other current assets            382           334
   Other current liabilities                                 ( 95)         ( 94)
   Lease obligations - current                             (1,636)       (1,568)
                                                      ------------  ------------

   Net current assets of discontinued operation       $        338  $      4,697
                                                      ============  ============

   Property, plant and equipment, net                        7,102         7,966
   Other assets                                                  5             5
   Lease obligations - long term portion                   (3,699)       (4,396)
                                                      ------------  ------------

   Long-term net assets of discontinued operation     $      3,408  $      3,575
                                                      ============  ============

    The Company expects that the discontinued operation will continue to operate at a loss through the disposal date. However, management's current best estimate indicates that a gain will result from disposal of the discontinued operation.

12. RESTATEMENT

    In June 1996, Imatron completed a private placement offering whereby 100,000 shares of HeartScan Series A Preferred Stock were sold at $160 per share and realized net proceeds of $14,798,000. The preferred stock is convertible on a ten-to-one basis into HeartScan common shares at any time. Mandatory conversion of the preferred stock into common stock would occur upon the successful completion of a HeartScan initial public offering. The HeartScan Series A Preferred Stock may be exchanged at the sole option of the holder
================================================================================

FORM 10Q                                                           JUNE 30, 1998
================================================================================
    into Imatron common stock at an exchange price of $5.00 per share until the earlier of a) two year period following closing of the Preferred Stock offering; or b) a HeartScan initial public offering. If there is no initial public offering within 24 months of the Preferred Stock closing, holders may convert the HeartScan Series A Preferred Stock into Imatron common stock, at a conversion price equal to the greater of $1.50 per share or a 27% discount from the weighted average closing price of Imatron common stock for the 90 day Period immediately preceding 24 months of the Preferred Stock closing and each date that is 3 months thereafter to and including the 48th month of the Preferred Stock closing.

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

FORM 10Q                                                           JUNE 30, 1998
================================================================================
    The consolidated financial statements for the three and six months ended June 30, 1997 have been restated to give effect to the accounting treatment described above. The restatement at June 30, 1997 resulted in (1) a reclassification in the consolidated balance sheet of $2,618,000 reducing minority interests and increasing additional paid-in capital (equity) and
    (2) the recognition of a minority interest charge in the consolidated statement of operations amounting to $436,000 and $872,000 for the three and six months ended June 30, 1997. The Company's net loss increased from $1,027,000 to $1,463,000 for the three months ended June 30, 1997 and $1,861,000 to $2,733,000 for the six months ended June 30, 1997.

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


================================================================================

FORM 10Q                                                           JUNE 30, 1998
================================================================================
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere with this document. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

This Form 10-Q contains forward-looking statements which are subject to risks and uncertainties. The Company's actual results may differ significantly from the results projected in the forward-looking statements as a result of certain risk factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The Company expressly disclaims any obligation to update any forward-looking statements.

Results of Continuing Operations:

                  Three months ended June 30, 1998 versus 1997

Overall revenues for the second quarter ended June 30, 1998 of $11,379,000 increased $1,166,000 or 11% compared to 1997 revenues of $10,213,000. Net product revenues increased to $9,892,000 in 1998 from $7,931,000 in 1997 primarily because of an increase in scanner shipments to six in 1998 as compared to five in 1997. Service revenues increased to $1,487,000 in 1998 from $1,032,000 in 1997 due to an increase in scanners under service contracts. The increase primarily resulted from the scanner service support agreement entered into with Siemens. Development contract revenue of $1,250,000 recorded in 1997 represented non-refundable payment received from Siemens to compensate the Company for its research and development efforts for which Siemens received certain rights under the three year Memorandum of Understanding. There were no payments received from Siemens for the second quarter of 1998 as the Memorandum of Understanding expired on April 1, 1998.

Total cost of revenues as a percent of revenues for the second quarter of 1998 was higher at 71% as compared with 55% in 1997. Product cost of revenues as a percent of product revenues increased to 64% in 1998 from 59% in 1997 due to shipment of scanners with lower gross margins resulting from added options included in the sales package. Service cost of revenues as a percent of service revenue increased to 117% in 1998 from 88% in 1997 due to additional employees and an increase in travel expenses related to the establishment of service centers in Europe which support the scanner service contracts under the Siemens service agreement. In addition, revenues on spares shipped to Imatron Japan KK, a major customer have been deferred and the related costs were recognized due to the customer's difficulty in remitting payment as a result of the economic and currency uncertainties in Japan. As Imatron Japan KK is a major customer, the Company has continued to ship spare parts inventory and has extended credit beyond the normal terms to ensure the continued service for its 25 scanners purchased from the Company.

Operating expenses of $4,252,000 increased $81,000 or 2% compared to 1997 expenses of $4,171,000. Research and development expenses of $2,053,000 decreased from $2,454,000 in 1997 due to a decrease in inhouse research for new product development programs as a result of the termination of the three year Memorandum of Understanding with Siemens. Marketing and sales expenses increased to $1,155,000 in 1998 from $931,000 in 1997 primarily due to increases in outside commissions related to scanner sales and headcount partially offset by a decrease in expenses related to studies conducted on the C-150 scanners. Administrative expenses increased $258,000 to $1,044,000 due to an increase in bad debt expense relating to certain distributors.

Other income decreased to $39,000 in 1998 from $237,000 for the second quarter of 1997. The decrease was attributable to lower cash balances and investments in
================================================================================

FORM 10Q                                                           JUNE 30, 1998
================================================================================
interest-bearing  securities  primarily  due to  the  operating  loss  incurred.
Interest expense represents interest incurred on capital lease obligations on certain office equipment.

The Company incurred a non-cash charge to income of $437,000 and $436,000 recorded as return to minority interest expense in the second quarter of 1998 and 1997, respectively, in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock (see Note 12 to the Notes to the Condensed Consolidated Financial Statements).

                   Six months ended June 30, 1998 versus 1997

Overall revenues for the six months ended June 30, 1998 of $15,137,000 decreased $5,241,000 or 26% compared to revenues of $20,378,000 for the same period in 1997. Net product revenues decreased to $10,841,000 in 1998 from $15,722,000 in 1997 due to seven scanners shipped in 1998 compared to ten in 1997. Certain Asian countries are experiencing banking and currency difficulties that have lead to economic slowdowns or recessions in those countries. This, in turn, has resulted in reduced demand for the Company's products. For instance, the purchasing power of the Company's Asian customers has declined as a result of, among other things, difficulties in obtaining credit and the decline in value of their currencies . These customers have canceled or delayed orders for the Company's products and may cancel or delay additional orders. Scanner sales in this region have decreased to one shipment to Japan in 1998 from four shipments to Japan, Singapore and Korea in 1997. Service revenues increased 41% to $3,046,000 in 1998 from $2,156,000 in 1997 due to an increase in scanners under service contract. The increase primarily resulted from the service support agreement entered into with Siemens. Development contract revenue decreased to $1,250,000 in 1998 from $2,500,000 in 1997 due to the terms of the three year Memorandum of Understanding entered into with Siemens wherein the Company received $1,250,000 quarterly from Siemens to compensate the Company for its research and development efforts. The Memorandum of Understanding expired on April 1, 1998.

Total cost of revenues as a percent of revenues for the first six months of 1998 was higher at 70% as compared with 58% in 1997. Product cost of revenues as a percent of product revenues increased to 68% in 1998 from 64% in 1997 due to shipment of seven scanners with lower gross margins compared to ten shipments in 1997. Service cost of revenues as a percent of service revenue increased to 105% in 1998 from 75% in 1997 due to additional employees and an increase in travel expenses related to the establishment of service centers in Europe to support the scanner service contracts under the Siemens service agreement. In addition, revenues on spare parts shipped to Imatron Japan KK, a major customer, were deferred and related costs were recognized due to the customer's difficulty in paying as a result of the economic and currency uncertainties in Asia. As a major customer, the Company have extended credit beyond the normal terms to ensure the continued service for its 25 scanners purchased from the Company.

Operating expenses of $8,198,000 increased $570,000 or 7% compared to 1997 expenses of $7,628,000. Research and development expenses of $4,039,000 in 1998 decreased from $4,626,000 in 1997 due to a decrease in inhouse research for new product development programs as a result of the termination of the three year Memorandum of Understanding with Siemens. Marketing and sales expenses increased to $2,033,000 from $1,605,000 in 1997 primarily due to increases in headcount and outside commissions related to scanner sales, partially offset by a decrease in expenses related to studies conducted on the C-150 scanners. Administrative expenses increased to $2,126,000 in 1998 from $1,397,000 in 1997 due to increases in salaries, investor relations and bad debt expenses relating to certain distributors.

Other income decreased to $131,000 for the first six months of 1998 from $456,000 in the comparable period of 1997. The decrease were attributable to lower cash balances and investments in interest-bearing securities primarily due to the operating loss incurred. Interest expense represents interest incurred on capital lease obligations on certain office equipment.

The Company incurred a non-cash charge to income of $874,000 and $872,000 recorded as return to minority interest expense for the six months ended 1998 and 1997, respectively, in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock (see Note 12 to the Notes to the Condensed Consolidated Financial Statements).
================================================================================

FORM 10Q                                                           JUNE 30, 1998
================================================================================
Liquidity and Capital Resources:

At June 30, 1998, working capital decreased to $20,077,000 compared to December 31, 1997 working capital of $31,683,000 primarily as a result of the net loss sustained by the Company. The current ratio decreased to 3.0:1 at June 30, 1998 from 4.6:1 at December 31, 1997.

The Company's total assets decreased to $37,522,000 compared to December 31, 1997 total assets of $43,165,000. Cash used in continuing operations was $7,862,000 for the second quarter of 1998 compared to $1,936,000 during the same period in 1997. This increase primarily resulted from increases in net loss from operations and inventory offset by reduced growth in accounts receivables. The increase in inventory and decrease in growth in accounts receivable resulted from a decrease in scanner shipments to seven in the second quarter of 1998 from ten during the same period in 1997. Inventory also increased to meet scanner orders placed for delivery in third quarter of 1998. Cash provided by discontinued operations was $1,951,000 in the second quarter of 1998 compared to cash used amounting to $1,014,000 due to decreased operating losses of HeartScan amounting to $2,575,000 for the first six months of 1998 compared to $3,269,000 for the same period in 1997 and increased depreciation expense.

Significant uses of cash in investing activities included purchases of securities available for sale and capital equipment. Key financing activities for the second quarter ended 1998 included repayments of obligations under the capital lease offset by proceeds from exercise of stock options and warrants.

The Company's liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the cash requirements will fluctuate based on timing and extent of these factors, management believes that cash, and cash equivalents existing at June 30, 1998 together with the proceeds from impending sale of HeartScan , and the estimated proceeds from ongoing sales of products and services in 1998 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 1998.

Currently, the Company does not have significant capital commitments in 1998.

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

This Form 10Q contains forward-looking statements which involve risk and uncertainties. The company's actual results may differ significantly from the results discussed in the forward-looking statements as a result of certain risk factors set forth in the company's Annual Report on Form 10-K for the year ended December 31, 1997.

Discontinued operation:

On July 13, 1998, the Company announced its intention to divest its HeartScan subsidiary. Accordingly, the Company restated its financial statements to reflect the classification of HeartScan as discontinued operation for all periods presented (See Note 11 to the Company's 1998 Consolidated Financial Statements).

During the first six months of 1998 and 1997, the Company reported losses from discontinued operation of $2,575,000 and $3,269,000, respectively, which relate to the discontinued operations of the HeartScan subsidiary. The decrease in operating loss was primarily due to an increase in number of patient scans and the closure of the Seattle center which had been consistently operating at a loss.
================================================================================

FORM 10Q                                                           JUNE 30, 1998
================================================================================
The Company expects that the discontinued operation will continue to operate at a loss through the disposal date. However, management's current best estimate indicates that a gain will result from disposal of the discontinued operation.

Year 2000 Compliance:

Many currently installed computer systems and software products are coded to accept only 2 digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept 4 digit entries to distinguish 21st century dates from the 20th century dates. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 requirements. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its internal systems, for the Year 2000 compliance. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion process.

The Company is currently seeking to ensure that the software and operating systems included in its Ultrafast CT scanner is Year 2000 compliant. Failure (or perceived failure) of such product to be Year 2000 compliant could significantly adversely affect sales of the Company. Additionally, year 2000 issues could cause a significant number of companies, including current company customers, to reevaluate their current system needs and as a result consider deferring purchase of Ultrafast CT scanner. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.
================================================================================

FORM 10Q                                                           JUNE 30, 1998
================================================================================

PART II.  OTHER INFORMATION


Item 1.           Legal Proceedings

                  Not applicable.

Item 2.           Changes in Securities

                  Not applicable.

Item 3.           Defaults upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a vote of Security Holders

                  The Company's Annual Meeting of Shareholders was held on July 13, 1998. At the meeting all existing directors were re-elected. In addition, a proposal to approve the Company's Amended and Restated Directors' Stock Option Plan and to increase the number of authorized shares of common stock thereunder, from 500,000 to 1,000,000 shares was approved. The proposal received 63,464,338 shares for, 5,068,104 against and 703,496 abstentions.

Item 5.           Other Information

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K

                   (a)     Exhibits:

                           No. 27 - Financial Data Schedule as of June 30, 1998.

                   (b)     Form 8-K Reports:

                           Agreements with and regarding Positron Corporation.


================================================================================

FORM 10Q                                                           JUNE 30, 1998
================================================================================

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 1998


                                         IMATRON INC.
                                         (Registrant)



                                         /s/Gary H. Brooks
                                         ---------------------------------------
                                         Gary H. Brooks
                                         Vice President, Finance/Administration,
                                         Chief Financial Officer and Secretary


================================================================================
                                       19