Form 10-Q
period 1998-09-30
IMATRON INC
filed 1998-11-13
CIK 720477

FORM 10Q                                                      SEPTEMBER 30, 1998
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED September 30, 1998.


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


At October 30, 1998, 87,219,274 shares of the Registrant's common stock (no par value) were issued and outstanding.



                            Total Number of Pages: 19


================================================================================

FORM 10Q                                                      SEPTEMBER 30, 1998
================================================================================


                                  IMATRON INC.

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


PART 1.   FINANCIAL INFORMATION                                             PAGE



Item 1.      Condensed Consolidated Financial Statements                       3
             Condensed Consolidated Balance Sheets -
             September 30, 1998 (unaudited) and December 31, 1997.



             Condensed Consolidated Statements of                              4
             Operations - Three Month and Nine Month
             Periods Ended September 30, 1998 (unaudited) and 1997 (unaudited and restated).


             Condensed Consolidated Statements of                              5
             Cash Flows - Nine Month Periods Ended
             September 30, 1998 (unaudited) and 1997
             (unaudited and restated).



             Notes to Condensed Consolidated Financial                         7
             Statements (unaudited).



Item 2.      Management's Discussion and Analysis of Financial                14
             Condition and Results of Operations.






PART II.  OTHER INFORMATION                                                   18


SIGNATURES                                                                    19



================================================================================

FORM 10Q                                                                                                          SEPTEMBER 30, 1998
====================================================================================================================================
                                                            IMATRON INC.
                                                Condensed Consolidated Balance Sheets
                                                       (Amounts in thousands)

                                                                                                    September 30,       December 31,
                                                                                                          1998               1997
                                                                                                       ---------          ---------
                                                                                                      (Unaudited)
ASSETS:
Current assets
     Cash and cash equivalents                                                                         $   1,493          $   8,400
     Short-term investments                                                                                 --                  180
     Accounts receivable (net of allowance for doubtful
      accounts of $3,105 at September 30, 1998
      and $2,490 at December 31, 1997:
        Trade accounts receivable                                                                          7,381              7,944
        Accounts receivable from affiliate                                                                 1,916              1,438
     Inventories                                                                                          17,193             12,926
     Prepaid expenses                                                                                        681                397
     Net current assets of discontinued operations                                                          --                4,697
                                                                                                       ---------          ---------
Total current assets                                                                                      28,664             35,982

Property and equipment, net                                                                                2,305              2,394
Other assets                                                                                               1,608              1,214
Long-term net assets of discontinued operations                                                            3,414              3,575
                                                                                                       ---------          ---------

Total assets                                                                                           $  35,991          $  43,165
                                                                                                       =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities
     Accounts payable                                                                                  $   3,954          $   2,962
     Other accrued liabilities                                                                             7,744              6,961
     Capital lease obligations - due within one year                                                          58                 56
     Net current liabilities of discontinued operations                                                       96               --
                                                                                                       ---------          ---------
Total current liabilities                                                                                 11,852              9,979

Deferred income on sale leaseback transactions                                                             1,000              1,376
Deferred income on service contract                                                                          330                420
Capital lease obligations                                                                                     21                 65
                                                                                                       ---------          ---------
Total liabilities                                                                                         13,203             11,840
                                                                                                       ---------          ---------

Minority interest in discontinued operations- Note 12                                                      1,170             14,255
                                                                                                       ---------          ---------

Shareholders' equity
     Common stock, no par value; authorized-150,000
       shares; issued and outstanding - 87,217 shares in
       1998 and 78,815 shares in 1997                                                                    106,305             90,728
     Deferred compensation                                                                                  (170)              (232)
     Additional paid-in capital                                                                            9,340              9,290
     Notes receivable from stockholders                                                                     (451)              --
     Accumulated deficit                                                                                 (93,406)           (82,716)
                                                                                                       ---------          ---------
Total shareholders' equity                                                                                21,618             17,070
                                                                                                       ---------          ---------

Total liabilities and shareholders' equity                                                             $  35,991          $  43,165
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

====================================================================================================================================
                                                                 3

FORM 10Q                                                                                                          SEPTEMBER 30, 1998
====================================================================================================================================
                                                            IMATRON INC.
                                           Condensed Consolidated Statements of Operations
                                          (Amounts in thousands, except per share amounts)
                                                             (Unaudited)
                                                                               Three Months Ended              Nine Months Ended
                                                                                 September 30,                    September 30,
                                                                           ------------------------        ------------------------
                                                                              1998            1997            1998            1997
                                                                           --------        --------        --------        --------
                                                                                          (Restated)                      (Restated)
Revenues:
     Product sales                                                         $  5,705        $  6,869        $ 16,546        $ 22,591
     Service                                                                  1,626           1,576           4,672           3,732
     Development contracts                                                     --             1,250           1,250           3,750
                                                                           --------        --------        --------        --------
                       Total revenues                                         7,331           9,695          22,468          30,073
                                                                           --------        --------        --------        --------
Cost of revenues:
     Product sales                                                            4,392           4,875          11,767          15,015
     Service                                                                  1,508           1,056           4,721           2,668
                                                                           --------        --------        --------        --------

                        Total cost of revenues                                5,900           5,931          16,488          17,683
                                                                           --------        --------        --------        --------
Gross profit                                                                  1,431           3,764           5,980          12,390

Operating expenses:
     Research and development                                                 1,887           2,083           5,926           6,710
     Marketing and sales                                                      1,030             991           3,063           2,596
     General and administrative                                               1,146             790           3,272           2,186
                                                                           --------        --------        --------        --------
                  Total operating expenses                                    4,063           3,864          12,261          11,492
                                                                           --------        --------        --------        --------
Total operating income (loss)                                                (2,632)           (100)         (6,281)            898

Other income, net                                                                11             128             142             553
Interest expense                                                                 (4)             (7)            (15)            (22)
                                                                           --------        --------        --------        --------
Income (loss) from continuing operations before
        provision for income taxes                                           (2,625)             21          (6,154)          1,429
Provision for income taxes                                                     --              --              --              --
                                                                           --------        --------        --------        --------
Income (loss) from continuing operations                                     (2,625)             21          (6,154)          1,429
Loss from discontinued operations - Note 11                                  (1,087)         (1,521)         (3,662)         (4,790)
Non-cash return to minority interest                                           --              (436)           (874)         (1,308)
                                                                           --------        --------        --------        --------
Net loss                                                                   $ (3,712)       $ (1,936)       $(10,690)       $ (4,669)
                                                                           ========        ========        ========        ========
Basic and diluted loss per common share:
       Income (loss) from continuing operations-basic                      $  (0.03)       $   0.01        $  (0.07)       $   0.02
                                                                           ========        ========        ========        ========
       Income (loss) from continuing operations-diluted                    $  (0.03)       $   0.01        $  (0.07)       $   0.02
                                                                           ========        ========        ========        ========
       Net loss-basic and diluted                                          $  (0.04)       $  (0.03)       $  (0.13)       $  (0.06)
                                                                           ========        ========        ========        ========
  Weighted average number of shares used in con-
        tinuing operation per share calculation-basic                        86,997          78,574          82,450          78,350
                                                                           ========        ========        ========        ========
  Weighted average number of shares used in con-
        tinuing operation per share calculation-diluted                      86,997          81,684          82,450          81,510
                                                                           ========        ========        ========        ========
  Weighted average number of shares used in net
        loss per share calculation-basic and diluted                         86,997          78,574          82,450          78,350
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

====================================================================================================================================
                                                                 4

FORM 10Q                                                                                                          SEPTEMBER 30, 1998
====================================================================================================================================
                                                            IMATRON INC.
                                           Condensed Consolidated Statements of Cash Flows
                                                       (Amounts in thousands)
                                                             (Unaudited)
                                                                                                     Nine Months Ended September 30,
                                                                                                       ----------------------------
                                                                                                         1998                1997
                                                                                                       --------            --------
Cash flows from operating activities:
   Net loss                                                                                            $(10,690)           $ (4,669)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
       Net loss from discontinued operations                                                              3,662               4,790
       Depreciation and amortization                                                                        292                 496
       Amortization of deferred compensation                                                                 62                  50
       Non-cash return to minority interest                                                                 874               1,308
       Common stock issued for services                                                                     382                 242
       Warrant issued for services                                                                           50                --
       Provision for bad debt                                                                               615                 135

   Changes in operating assets and liabilities:
       Accounts and notes receivable                                                                       (530)             (4,965)
       Inventories                                                                                       (4,267)             (1,630)
       Prepaid expenses                                                                                    (284)                791
       Other assets                                                                                        (394)               (809)
       Accounts payable                                                                                     992                (175)
       Other accrued liabilities                                                                            783                  33
       Deferred income                                                                                     (466)               (376)
                                                                                                       --------            --------

   Net cash used in continuing operations                                                                (8,919)             (4,829)
   Net cash provided by (used in) discontinued operations                                                 1,292              (2,644)
                                                                                                       --------            --------

   Net cash used in operating activities                                                                 (7,627)             (7,473)

Cash flows from investing activities:
       Capital expenditures                                                                                (203)               (352)
       Purchases of available-for-sale securities                                                          (885)             (8,802)
       Maturities of available-for-sale securities                                                        1,065              14,880
                                                                                                       --------            --------

   Net cash provided by (used in) investing activities                                                      (23)              5,726
                                                                                                       --------            --------

Cash flows from financing activities:
       Payments of obligations under capital leases                                                         (42)                (48)
       Proceeds from issuance of common stock under stock
          option and warrant exercises                                                                      785                 931
                                                                                                       --------            --------

Net cash provided by financing activities                                                                   743                 883
                                                                                                       --------            --------

Net decrease in cash and cash equivalents                                                                (6,907)               (864)
                                                                                                       --------            --------

Cash and cash equivalents, at beginning of the period                                                     8,400               9,338
                                                                                                       --------            --------

Cash and cash equivalents, at end of the period                                                        $  1,493            $  8,474
                                                                                                       ========            ========

====================================================================================================================================

FORM 10Q                                                                                                          SEPTEMBER 30, 1998
====================================================================================================================================


Supplemental Disclosure of Non cash Investing and Financing Activities:

Deferred compensation of common stock option grant of
      consolidated subsidiary                                                                          $   --              $    186
                                                                                                       ========            ========

Conversion of HeartScan's Preferred Stock to Imatron Common
      stock                                                                                            $ 13,959            $   --
                                                                                                       ========            ========

Notes receivable from stockholders                                                                     $    451            $   --
                                                                                                       ========            ========

 Cash paid for interest on capital lease obligations:
     Continuing operations                                                                             $     13            $     21
                                                                                                       ========            ========
     Discontinued operations                                                                           $    292            $    383
                                                                                                       ========            ========

                  The accompanying notes are an integral part of these condensed consolidated financial statements.

====================================================================================================================================
                                                                 6

FORM 10Q                                                      SEPTEMBER 30, 1998
================================================================================
                                  IMATRON INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1997.

         Certain reclassifications have been made to the 1997 amounts to conform to the current year presentation.

2.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Imatron Inc. subsidiary (the Company) and its HeartScan Imaging, Inc. (HeartScan). All intercompany accounts and transactions have been eliminated in consolidation.

         For all periods presented, the Financial Statements reflect the Company's HeartScan segment as discontinued operation.

3.       NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) which is effective for financial statements for periods beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has adopted SFAS 130 as of January 1, 1998. The Company, however, does not have any components of comprehensive income as defined by SFAS 130 and therefore, for the nine months ended September 30, 1998 and 1997, comprehensive income is equivalent to the Company's net loss.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which will be effective for fiscal years beginning after June 15, 1999. The Company does not believe that the impact of this statement will have a material effect on the financial position or results of operations upon the adoption of this accounting standard.

================================================================================

FORM 10Q                                                      SEPTEMBER 30, 1998
================================================================================
4.       INVENTORIES

        Inventories consist of (in thousands of dollars):

                                                September 30,       December 31,
                                                    1998                1997
                                                ------------        ------------
        Purchased parts and sub-assemblies            $3,614              $3,212
        Service parts                                  1,758               1,398
        Work-in-process                                4,906               3,611
        Finished goods                                 6,915               4,705
                                                ============        ============
             TOTAL                                   $17,193             $12,926
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

                                                                             Three Months ended               Nine Months ended
                                                                                September 30                     September 30
                                                                         -------------------------        -------------------------
                                                                           1998             1997             1998            1997
                                                                         --------         --------        ---------        --------
Income (loss) from continuing operations:

Income (loss) from continuing operations                                 $ (2,625)        $     21        $  (6,154)       $  1,429
                                                                         ========         ========        =========        ========

Weighted average common shares
    Outstanding - basic                                                    86,997           78,574           82,450          78,351

Weighted average dilutive potential
    securities - stock options and warrants                                 3,110              --              --             3,160
                                                                         --------         --------        ---------        --------

Weighted average common and
    dilutive potential common shares
    outstanding - dilutive                                                 86,997           81,684           82,450          81,510
                                                                         ========         ========        =========        ========

Income (loss) from continuing operations - basic                         $  (0.03)        $   0.01        $   (0.07)       $   0.02
                                                                         ========         ========        =========        ========
Income (loss) from continuing operations -diluted                        $  (0.03)        $   0.01        $   (0.07)       $   0.02
                                                                         ========         ========        =========        ========

Antidilutive options and warrants not included
    in calculation                                                            806             --              1,184            --
                                                                         ========         ========        =========        ========

================================================================================

FORM 10Q                                                      SEPTEMBER 30, 1998
================================================================================

                                                                             Three Months ended               Nine Months ended
                                                                                September 30                     September 30
                                                                         -------------------------        -------------------------
                                                                           1998             1997             1998            1997
                                                                         --------         --------        ---------        --------
Net loss from discontinued operation:

Net loss from discontinued operation                                     $ (1,087)        $ (1,521)       $  (3,662)       $ (4,790)
                                                                         ========         ========        =========        ========

Weighted average common shares
    Outstanding - basic                                                    86,997           78,574           82,450          78,350

Weighted average dilutive potential
    securities - stock options                                               --               --               --              --
                                                                         --------         --------        ---------        --------

Weighted average common and dilutive potential
    common shares outstanding - diluted                                    86,997           78,574           82,450          78,350
                                                                         ========         ========        =========        ========

Net loss from discontinued operations - basic
    and diluted                                                          $  (0.01)        $  (0.02)       $   (0.04)       $  (0.06)
                                                                         ========         ========        =========        ========
Antidilutive options and warrants not included
    in calculation                                                            806            3,110            1,184           3,160
                                                                         ========         ========        =========        ========

Net loss:

Net loss                                                                 $ (3,712)        $ (1,936)       $ (10,690)       $ (4,669)
                                                                         ========         ========        =========        ========

Weighted average common shares
    Outstanding - basic                                                    86,997           78,574           82,450          78,350

Weighted average dilutive potential
    securities - stock options and warrants                                  --               --               --              --
                                                                         --------         --------        ---------        --------

Weighted average common and
    dilutive potential common shares
    outstanding - diluted                                                  86,997           78,574           82,450          78,350
                                                                         ========         ========        =========        ========

Net loss - basic and diluted                                             $  (0.04)        $  (0.03)       $   (0.13)       $  (0.06)
                                                                         ========         ========        =========        ========

Antidilutive options and warrants not included
    in calculation                                                            806            3,110            1,184           3,160
                                                                         ========         ========        =========        ========

6.       STOCK OPTION REPRICING

         On February 24, 1998, the Company offered employees holding options under the 1993 Stock Option Plan, the opportunity to exchange such options for options with an exercise price equal to $2.56 per share, the fair market value of the Company's stock on that date. Outstanding options to purchase 760,597 shares were repriced.

================================================================================

FORM 10Q                                                      SEPTEMBER 30, 1998
================================================================================
7.       DIRECTORS' STOCK OPTION PLAN

         On July 13, 1998 at the annual meeting, the shareholders approved the Company's Amended and Restated Directors' Stock Option Plan , and an increase in the number of authorized shares of common stock thereunder, from 500,000 to 1,000,000 shares.

8.       RELATED PARTY TRANSACTIONS

         At September 30, 1998, the company held two notes receivable amounting to $336,000 and $115,500 from the Company's President and Chief Executive Officer and the Chairman of Board, respectively. These notes arose from transactions in June 1998 and August 1998 whereby the Company provided loans with a term of one year for the purchase of 825,000 shares of common stock under the Company's stock option plan. Interest is charged at the applicable short-term federal rates as prescribed by the Internal Revenue Service and is due quarterly. The loans are full recourse and collateralized by the shares of common stock and the personal property of the executives. The receivable is shown on the balance sheet as a reduction in equity.

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

         In conjunction with the execution of the letter of intent, the Company began making working capital advances to Positron of up to $500,000 in order to enable it to meet a portion of its current obligations. The total capital advances were subsequently increased to $600,000 as approved by the Company's board during its meeting on July 13, 1998. The financing bears interest at 1/2% over the prime rate, is due March 1, 2000, and is secured by all of Positron's assets. Positron has been operating under severe liquidity and working capital constraints. At September 30, 1998, Imatron advanced to Positron $567,688 relating to this agreement which was included in other assets.

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

         On July 1, 1998, the Company entered into a non-exclusive distributor agreement with GE Medical Systems (GE) to sell Ultrafast CT scanners throughout the United States and Canada. The agreement provides that all contracts resulting from the joint marketing effort are written directly by the Company. Imatron assumes installation and customer service activities, while GE provides financing options for customers purchasing the equipment. The contract has a term of 2 years with an option to extend for an additional year at GE's sole discretion. This agreement does not constitute a licensing or transfer of any Imatron's intellectual property to GE.
================================================================================

FORM 10Q                                                      SEPTEMBER 30, 1998
================================================================================
10.      CONVERSION OF HEARTSCAN PREFERRED STOCK

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

         On June 26, 1998, pursuant to the optional exchange provision in the HeartScan Preferred Stock Purchase Agreement, holders of HeartScan Series A Preferred stock converted 94,331 shares into 6,891,763 shares of Imatron common stock at a discounted rate of $2.19 (based on 90-day weighted average price per share of $3.00) per share. The Company reflected this transaction in the Consolidated Balance sheet as an increase in common stock and a decrease in minority interest in the amount of $13,959,000. As of September 30, 1998, the minority interest has a balance of $838,909 representing 5,669 shares of HeartScan Series A Preferred Stock that have not converted.

         At September 30, 1998, Imatron has a 93.7% interest in HeartScan.

11.      DISCONTINUED OPERATION - SALE OF HEARTSCAN SUBSIDIARY

         On July 13, 1998 (the measurement date), the Company adopted a formal plan to sell its HeartScan subsidiary in order for the Company to focus more comprehensively on the core business of manufacturing and servicing quality Ultrafast CT scanners. On July 22, 1998, a letter of understanding was reached to sell substantially all of the assets of HeartScan to Lifetest America, Inc. for approximately $7.4 million in cash and assumption of equipment-related lease liabilities. The proposed offer to sell exclusively to Lifetest ended on October 15, 1998. As of September 30, 1998, HeartScan continued to be held for sale. Accordingly, the operating results of the HeartScan operations are reflected as discontinued operations for all periods presented in the company's statements of operations and as net assets of discontinued operations in the September 30, 1998 and December 31, 1997 balance sheets. Total revenues for HeartScan for the three month periods ended September 30, 1998 and 1997 were $994,000 and $668,000, respectively. Total revenues for HeartScan for the nine month periods ended September 30, 1998 and 1997 were $3,115,000 and $1,712,000, respectively.

         A summary of net assets of discontinued operation are as follows (in thousands):

                                                    September 30,   December 31,
                                                        1998            1997
                                                    ------------    ------------

  Cash and cash equivalents                               $1,339         $6,025
  Accounts receivable-net and other current assets           318            334
  Other current liabilities                                 ( 82)          ( 94)
  Lease obligations - current                             (1,671)        (1,568)
                                                    ------------    ------------

  Net current assets of discontinued operation            $(  96)        $4,697
                                                    ============    ============

  Property, plant and equipment, net                       6,746          7,966
  Other assets                                                 5              5
  Lease obligations - long term portion                   (3,337)        (4,396)
                                                    ------------    ------------

  Long-term net assets of discontinued operation          $3,414         $3,575
                                                    ============    ============

================================================================================

FORM 10Q                                                      SEPTEMBER 30, 1998
================================================================================
         The Company expects that the discontinued operation will continue to operate at a loss through the disposal date. However, management's current best estimate indicates that a gain will result from disposal of the discontinued operation.

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

         Prior to applying  the  accounting  described  above in its  previously issued financial statements, the Company had not recognized an intrinsic value dividend on the HeartScan preferred stock which was issued in June 1996. The discounted conversion features of this preferred stock into Imatron common stock (the immediate conversion at $5.00 per share and the conversion in two years from the date of the preferred stock issuance at a 27% discount) was provided to the preferred shareholders, in essence to provide them with an exit strategy in the absence of a HeartScan IPO. Thus, the Company did not believe a discount should be recognized on a contingently issuable security. Furthermore, at the time of agreeing to the terms of the transaction the $5 per share immediate conversion price was above the market price of the Company's common stock but at the time the HeartScan preferred stock was actually issued, the market price had increased to $5.75 and thereafter, it dropped below $5.00 again. Accordingly, the Company did not believe that any calculation of the
         discount   should  include  the  impact  of  this   short-term   market
         fluctuation.

         In December 1997, the staff of the SEC gave a speech further refining its March 1997 announcement. Based on discussions with the staff of the SEC in April 1998, the staff concluded that the Company should retroactively apply its announcement because it should be applied to
================================================================================

FORM 10Q                                                      SEPTEMBER 30, 1998
================================================================================
         contingently issuable securities and, as discussed in the December speech, the portion attributable to the discount that could have been obtained immediately on conversion (even though the shares had not been registered yet) should be recognized on the day the preferred shares were issued. The balance of the discount based on a market value of $5.75 per common share is being recognized over two years from the date of issuance.

         The consolidated financial statements for the three and nine months ended September 30, 1997 have been restated to give effect to the accounting treatment described above. The restatement at September 30, 1997 resulted in (1) a reclassification in the consolidated balance sheet of $3,054,000 reducing minority interests and increasing additional paid-in capital (equity) and (2) the recognition of a minority interest charge in the consolidated statement of operations amounting to $436,000 and $1,308,000 for the three and nine months ended September 30, 1997. The Company's net loss increased from $1,500,000 to $1,936,000 for the three months ended September 30, 1997 and $3,361,000 to $4,669,000 for the nine months ended September 30, 1997.

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

13.      SUBSEQUENT EVENT

         On October 1, 1998, pursuant to the optional exchange provision in the HeartScan Preferred Stock Purchase Agreement, the remaining holders of HeartScan Series A Preferred stock converted their 5,669 shares into 604,693 of Imatron common stock at a discounted rate of $1.50 (based on 90-day weighted average price per share of $1.95) per share. The Company reflected this transaction in the Consolidated Balance sheet as an increase in common stock and a decrease in minority interest in the amount of $834,000. After the conversion, Imatron's ownership in HeartScan increased to 96.4%. Currently, there are no holders of HeartScan Series A Preferred Stock.

================================================================================

FORM 10Q                                                      SEPTEMBER 30, 1998
================================================================================
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere with this document. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

Results of Continuing Operations:

                Three months ended September 30, 1998 versus 1997

Overall revenues for the third quarter ended September 30, 1998 of $7,331,000 decreased $2,364,000 or 24% compared to 1997 revenues of $9,695,000. Net product revenues decreased to $5,705,000 in 1998 from $6,869,000 in 1997 due primarily to a decrease in average sales price. The decrease in average sales price resulted from the sale of two scanners which did not include high resolution detectors, workstations, and first year warranty. These items were available to the customers for $590,000 per scanner. There were four scanners sold for each three months ending September 30, 1998 and 1997. Service revenues increased to $1,626,000 in 1998 from $1,576,000 in 1997 due to an increase in scanners under service contracts. The increase primarily resulted from the scanner service support agreement entered into with Siemens. Development contract revenue of $1,250,000 recorded in 1997 represented a non-refundable payment received from Siemens to compensate the Company for its research and development efforts for which Siemens received certain rights under the three year Memorandum of Understanding. There were no payments received from Siemens for the second quarter of 1998 as the Memorandum of Understanding expired as of April 1, 1998.

Total cost of revenues as a percent of revenues for the third quarter of 1998 was higher at 80% as compared with 61% in 1997. Product cost of revenues as a percent of product revenues increased to 77% in 1998 from 71% in 1997 due to shipment of scanners with lower gross margins. Service cost of revenues as a percent of service revenue increased to 93% in 1998 from 67% in 1997 due to additional employees and an increase in travel expenses related to the establishment of service centers in Europe which support the scanner service contracts under the Siemens service agreement. In addition, revenues on spare parts shipped to Imatron Japan Inc., a major customer have been deferred while the related costs were recognized due to the customer's difficulty in remitting payment as a result of the economic and currency uncertainties in Japan. As Imatron Japan Inc. is a major customer, the Company has continued to ship spare parts inventory and has extended credit beyond the normal terms to ensure the continued service for 25 scanners it has purchased from the Company.

Operating expenses for the third quarter of 1998 increased 5% to $4,063,000, or 55% of revenues, compared to $3,864,000, or 40% of revenues in 1997. Research and development expenses of $1,887,000 decreased from $2,083,000 in 1997 due to a decrease in in-house research for new product development programs as a result of the termination of the three year Memorandum of Understanding with Siemens. Marketing and sales expenses increased to $1,030,000 in 1998 from $991,000 in 1997 primarily due to increases in outside commissions related to scanner sales and headcount partially offset by a decrease in expenses related to studies conducted on the C-150 scanners. Administrative expenses increased $356,000 to $1,146,000 due to an increase in bad debt expense relating to certain distributors.
================================================================================

FORM 10Q                                                      SEPTEMBER 30, 1998
================================================================================
Other income decreased to $11,000 in 1998 from $128,000 for the third quarter of 1997. The decrease was attributable to lower cash balances and investments in interest-bearing securities primarily due to the operating loss incurred.
Interest expense represents interest incurred on capital lease obligations on certain office equipment.

The Company incurred a non-cash charge to income of $436,000 recorded as return to minority interest expense in the third quarter 1997 in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock (see Note 12 to the Notes to the Condensed Consolidated Financial Statements).

                Nine months ended September 30, 1998 versus 1997

Overall revenues for the nine months ended September 30, 1998 of $22,468,000 decreased $7,605,000 or 25% compared to revenues of $30,073,000 for the same period in 1997. Net product revenues decreased to $16,546,000 in 1998 from $22,591,000 in 1997 due to eleven scanners shipped in 1998 compared to fourteen in 1997. Certain Asian countries are experiencing banking and currency difficulties that have lead to economic slowdowns or recessions in those countries. This, in turn, has resulted in reduced demand for the Company's products. For instance, the purchasing power of the Company's Asian customers has declined as a result of, among other things, difficulties in obtaining credit and the decline in value of their currencies . These customers have canceled or delayed orders for the Company's products and may continue to cancel or delay additional orders. Scanner sales in this region have decreased to one shipment to Japan in 1998 from seven shipments to Japan, China, Singapore, and Korea in 1997. Service revenues increased 25% to $4,672,000 in 1998 from $3,732,000 in 1997 due to an increase in scanners under service contract. The increase primarily resulted from the service support agreement entered into with Siemens. Development contract revenue decreased to $1,250,000 in 1998 from $3,750,000 in 1997 due to the terms of the three year Memorandum of Understanding entered into with Siemens wherein the Company received $1,250,000 quarterly from Siemens to compensate the Company for its research and development efforts.
The Memorandum of Understanding expired as of April 1, 1998.

Total cost of revenues as a percent of revenues for the first nine months of 1998 was higher at 73% as compared with 59% in 1997. Product cost of revenues as a percent of product revenues increased to 71% in 1998 from 66% in 1997 due to shipment of eleven scanners with lower gross margins compared to fourteen shipments in 1997. Service cost of revenues as a percent of service revenue increased to 101% in 1998 from 71% in 1997 due to additional employees and an increase in travel expenses related to the establishment of service centers in Europe to support the scanner service contracts under the Siemens service agreement. In addition, revenues on spare parts shipped to Imatron Japan Inc., a major customer, were deferred and related costs were recognized due to the customer's difficulty in paying as a result of the economic and currency uncertainties in Asia. As a major customer, the Company has extended credit beyond the normal terms to ensure the continued service for its 25 scanners purchased from the Company.

Operating expenses of the first nine months of 1998 increased 7% to $12,261,000, or 55% of revenues, compared to $11,492,000, or 38% of revenues in 1997. Research and development expenses of $5,926,000 in 1998 decreased from $6,710,000 in 1997 due to a decrease in inhouse research for new product development programs as a result of the termination of the three year Memorandum of Understanding with Siemens. Marketing and sales expenses increased to $3,063,000 in 1998 from $2,596,000 in 1997 primarily due to increases in headcount and outside commissions related to scanner sales, partially offset by a decrease in expenses related to studies conducted on the C-150 scanners. Administrative expenses increased to $3,272,000 in 1998 from $2,186,000 in 1997 due primarily to increases in investor relations and bad debt expenses relating to certain distributors.

Other income decreased to $142,000 for the first nine months of 1998 from $553,000 in the comparable period of 1997. The decrease were attributable to lower cash balances and investments in interest-bearing securities primarily due to the operating loss incurred. Interest expense represents interest incurred on capital lease obligations on certain office equipment.
================================================================================

FORM 10Q                                                      SEPTEMBER 30, 1998
================================================================================
The Company incurred a non-cash charge to income of $874,000 and $1,308,000 recorded as return to minority interest expense for the nine months ended 1998 and 1997, respectively, in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock (see Note 12 to the Notes to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources:

At September 30, 1998, working capital decreased to $16,812,000 compared to December 31, 1997 working capital of $26,003,000 primarily as a result of the net loss sustained by the Company. The current ratio decreased to 2.4:1 at September 30, 1998 from 3.6:1 at December 31, 1997.

The Company's total assets decreased to $35,991,000 compared to December 31, 1997 total assets of $43,165,000. Cash used in continuing operations was $8,919,000 for nine months ended September 30, 1998 compared to $4,829,000 during the same period in 1997. This increase primarily resulted from increases in net loss from operations, inventory, and accounts payable, offset by reduced growth in accounts receivables. The increase in inventory and decrease in growth in accounts receivable resulted from a decrease in scanner shipments to eleven in 1998 from fourteen during the same period in 1997. Inventory also increased due to scanner orders that were delayed for shipment for fourth quarter of 1998. Accounts payable increased as a result of a decrease in cash associated with a decrease in scanner shipments and the lengthening of customer payment terms to meet customer requirements.

Cash provided by discontinued operations was $1,292,000 for nine months ended September 30, 1998 compared to cash used amounting to $2,644,000 due to decreased operating losses of HeartScan amounting to $3,413,000 for the first nine months of 1998 compared to $4,609,000 for the same period in 1997.

Significant uses of cash in investing activities included purchases of securities available for sale and capital equipment. Key financing activities for the third quarter ended 1998 included repayments of obligations under the capital lease offset by proceeds from exercise of stock options and warrants.

The Company's liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the cash requirements will fluctuate based on timing and extent of these factors, management believes that cash, and cash equivalents existing at September 30, 1998 together with the proceeds from the impending sale of HeartScan , and the estimated proceeds from ongoing sales of products and services in 1998 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 1998.

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

During the first nine months of 1998 and 1997, the Company reported losses from discontinued operation of $3,662,000 and $4,790,000, respectively, which relate
================================================================================

FORM 10Q                                                      SEPTEMBER 30, 1998
================================================================================
to the discontinued operations of the HeartScan subsidiary. The decrease in operating loss was primarily due to an increase in number of patient scans and the closure of the Seattle center which had been consistently operating at a loss.

The Company expects that the discontinued operation will continue to operate at a loss through the disposal date. However, management's current best estimate indicates that a gain will result from disposal of the discontinued operation.

Year 2000 Compliance:

The Company's State of Readiness

In 1997, the Company established a project team to coordinate existing Year 2000 activities and address remaining Year 2000 issues. The team has focused its efforts on three areas: (1) information systems software and hardware; (2) software and operating systems included in the C-150 scanner and (3) third-party relationships.

The Company has reviewed its primary financial and other business information systems and it believes that these systems will be able to manage and manipulate all material data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. The Company primarily uses ASK computer system for its Enterprise Resource Planning
(ERP) which is in the process of being upgraded to Year 2000 compliance. At this time the estimated costs to achieve Year 2000 compliance is $30,000 to $50,000.

The Company has reviewed the software associated with the operation of its scanners to ensure Year 2000 compliance. The Company is currently upgrading its software with the release of Series 12.4 software that allows 4-digit space on its images and compatibility with previous software image data. This software is workable on XP systems only. For non-XP systems, a hardware upgrade is necessary in order for the Series 12.4 software to function. Although images from scanners will have "00" for the year 2000, it will not affect their functionality. Should the customer elect not to purchase the upgrade, the Company is currently formulating a "workaround procedure" which will likely involve manual labeling of images to indicate the corrected dates. The Company expects this procedure to be in place and communicated to all its affected customers by the second quarter of 1999. Currently, Series 12.4 is in beta testing and is expected to be released in the first quarter of 1999.

The Company has contacted all its suppliers, especially sole-source vendors, and review is underway to ensure Year 2000 compliance. While the Company believes the issues associated with Year 2000 compliance are being addressed, there remains the risk that suppliers may encounter disruptions due to Year 2000 compliance or the costs associated with implementing computer system changes.

The Company's Risks and Contingency Plans

The Company believes that by the end of 1998, it will be able to fully determine its most reasonably likely worst case scenarios whereby compliance is not significantly achieved . Potential sources of risk include the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from such suppliers. Contingency plans are being developed to address these issues. Due to the general uncertainty inherent in the Year 2000 issues, the Company is unable to determine at this time whether the consequences of Year 2000 non-compliance will have a material adverse effect on its financial condition or results of operations.

Estimated Costs

The Company does not expect the costs associated with its Year 2000 efforts to be substantial. Less than $500,000 has been allocated to address the Year 2000 issue. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans.
================================================================================

FORM 10Q                                                      SEPTEMBER 30, 1998
================================================================================

PART II.  OTHER INFORMATION


Item 1.            Legal Proceedings

                   Not applicable.

Item 2.            Changes in Securities

                   Not applicable.

Item 3.            Defaults upon Senior Securities

                   Not applicable.

Item 4             Submission of Matters to a vote of Security Holders

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

Item 6.            Exhibits and Reports on Form 8-K

                   (a) Exhibits:

                       No.27 - Financial Data Schedule as of September 30, 1998.

                   (b) Form 8-K Reports:

                       Agreements with and regarding Positron Corporation.



================================================================================

FORM 10Q                                                      SEPTEMBER 30, 1998
================================================================================

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 1998


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