Form 10-K
period 1998-12-31
IMATRON INC
filed 1999-04-01
CIK 720477

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K



                                  ANNUAL REPORT
     PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                         Commission file number 0-12405


                                  IMATRON INC.


                            a New Jersey Corporation
                               I.D. No. 94-2880078
              389 Oyster Point Blvd, South San Francisco, CA 94080
                            Telephone (650) 583-9964


Securities Registered Pursuant to Section 12 (6) of the Act:

                                      NONE

Securities Registered Pursuant to Section 12 (9) of the Act:

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


                              Yes   X         No
                                  -----          -----
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
The aggregate market value of the voting stock (which is the outstanding Common Stock) of the Registrant held by non-affiliates thereof, based upon the closing sale price of the Common Stock on February 10, 1999, on the Nasdaq National Market System ($1.44 per share) was approximately $124,667,000. For the purpose of the foregoing computation, only the directors and executive officers of the Registrant were deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 10, 1999, Registrant had 89,459,174 outstanding shares of Common Stock, no par value, which is the only class of shares publicly traded.


                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Registrant's 1999 Annual Meeting of Shareholders, to be filed with the Commission on, or before 120 days after the end of the 1998 fiscal year, are incorporated by reference into Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (x).











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



================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================

                                     PART I
ITEM 1 - BUSINESS
                                     GENERAL

Imatron Inc. was incorporated in New Jersey in 1983. References in this Form 10-K to "Imatron", "the Company", "we", "our", and "us" refer to Imatron Inc., a New Jersey Corporation. The Company is a technology-based company principally engaged in the business of designing, manufacturing and marketing a high performance computed tomography ("CT") scanner. This scanner uses Electron Beam Tomography ("EBT") technology based on a scanning electron beam. The scanner is used in large and midsize hospitals and free-standing imaging clinics. In addition to providing service, parts and maintenance to hospitals and clinics that operate its scanners, the Company also offers its service capability to other manufacturers of high tech medical equipment.

HeartScan Imaging, Inc. ("HeartScan"), incorporated in Delaware in 1993, is a diagnostic services subsidiary of the Company. HeartScan offers coronary artery scanning ("CAS") and Coronary Artery Disease ("CAD") risk assessment services through its four centers located in South San Francisco, California; Houston, Texas; Pittsburgh, Pennsylvania; and Washington, D.C. In July 1996, HeartScan completed a private placement that raised $14,798,000 in net proceeds. On July 13, 1998, the Company adopted a formal plan to sell its HeartScan subsidiary in order for the Company to focus more comprehensively on the core business of selling, marketing, manufacturing and servicing the Company's proprietary Ultrafast CT scanners. Currently, Imatron has a 94.3% interest in HeartScan, which Imatron has reflected as discontinued operations for all periods presented in the company's statements of operations and as net assets of discontinued operations in the December 31, 1998 and 1997 balance sheets. On February 25, 1999, the Company announced the sale of its HeartScan - San Francisco business unit effective March 1, 1999.

                              PRODUCT AND SERVICES
                                 ULTRAFAST CT(R)
PRODUCT DESCRIPTION

A conventional CT scanner is a diagnostic imaging device in which a cross-sectional (tomographic) image of a patient's anatomy is acquired from multiple intensity readings (samplings) taken as an x-ray source mechanically rotates around the patient during a scanning cycle. The acquired x-ray data are processed through a complex mathematical algorithm relating variations in the intensity of x-rays passing through a patient's body to tissue density differences. The acquired data are subsequently reconstructed and displayed as images on a video monitor, typically with white corresponding to high density matter, such as bone or calcium, and with black corresponding to low density matter, such as air. In this manner, the patient's anatomy can be displayed in a succession of cross-sectional, anatomical gray-scale representations.

The Imatron Ultrafast CT scanner design differs significantly from conventional CT scanners in two important ways. First, the mechanically rotating x-ray tube technology of conventional CT scanners is replaced by a high power electron gun that generates a focused, high-intensity electron beam which is steered along stationary x-ray target rings to produce a rotating fan-shaped x-ray beam. This patented electron beam technology permits significantly faster scanning speeds. The Company's scanner can acquire CT images at a scan speed of 50 to 100 milliseconds per slice in contrast to conventional CT scanners that require between 0.7 and 3 seconds per slice to acquire an image. Second, the Imatron Ultrafast CT permits rapid scanning of multiple contiguous images without moving the patient. With these features, the Ultrafast CT scanner can perform stop-action or dynamic studies of the heart and various other organs, contributing to the scanner's usefulness for both diagnostic imaging and functional evaluation.

================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
The Ultrafast CT scanner can be operated in three scanning modes: Single Slice mode, Multi-Slice mode and Continuous Volume Scanning mode. The Single Slice mode can acquire up to 140 images per acquisition and can be timed to the heart cycle with ECG triggering. This mode employs scan times from 100 milliseconds to 2 seconds as compared to 0.7 to 3 second exposure times of conventional CT scanners. The Multi-Slice mode incorporates scan times of 50 milliseconds and can acquire up to 180 images in 6 seconds. This mode can also be timed over the cardiac cycle with ECG triggering. The Continuous Volume Scanning mode can acquire up to 140 images in 15 seconds, outperforming spiral or helical scanning modes on conventional CT scanners. Advantages include excellent slice registration for 3D reconstruction, respiratory motion-free pulmonary imaging, pediatric scanning, trauma, IV contrast reduction, and increased patient throughput.

PRODUCT DEVELOPMENT

In December 1998, the Company completed its version 12.4 software development. Software 12.4 brings the Ultrafast C-150XP and C-150LXP into full year 2000 compliance, using 4 digits for all dates. The new software version also has algorithmic improvements which affect image quality, allowing improved images of the head, chest, and abdomen, especially with the high resolution detector. Software 12.4 was thoroughly tested in late 1998, and was released for general use in January 1999 and will be provided at no charge to all hardware compatible systems.

In March 1998, the Company developed and released for sale to its customers, High Resolution Detector System (HRDS) for its Ultrafast CT scanners. The new HRDS increased the spatial resolution of the single slice mode from 7 to 9.5 line pairs per centimeter and the multi-slice mode from 3 to 4.50 line pairs per centimeter. The increased spatial resolution improved the scanner's performance, especially in neurologic, pulmonary, and abdominal applications. It also increased the total number of detector channels from 1,296 to 3,456, improved image data correction during reconstruction, and enhanced overall image quality.

In addition, the Company began marketing its new workstation, the UltraAccess, which increases the functionality and flexibility of cross-sectional scanning when connected to the Ultrafast CT. Images can now be viewed in 2D, 3D, Maximum Intensity Projections and real-time Multi-planar reformatting. This workstation can also perform auto filming, auto archiving and DICOM (digital imaging and communications in medicine) transfer. The Company believes that this multi-tasking feature, along with superior image display and manipulation capabilities, creates a workstation which will provide the user with increased capacity to process, view, manipulate, and store data produced by the Ultrafast CT scanner.

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

These systems have been evaluated in the diagnosis of cardiac diseases, but the extent of application of several is limited due to image degradation, artifacts, and distortions arising from the heart's motion as it beats at a frequency greater than the scanning speed of these systems. The fast speed of the Ultrafast CT allows it to "freeze" the motion of the beating heart in order to image and quantify small calcium deposits in the coronary arteries. The images that result are sharp and free of motion related artifacts. The procedure for accurately measuring the volume and extent of coronary artery calcification is known as the coronary artery scan ("CAS").
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
Cardiovascular disease is the number one cause of death in the United States, accounting for more than 950,000 deaths annually. Of these deaths, coronary heart disease accounts for approximately 500,000 deaths. Of particular importance is the fact that in approximately 150,000 cases annually, the first, last and only symptom of coronary heart disease is a fatal heart attack. The Company believes that this widespread incidence of coronary heart disease in the United States, coupled with the fact that a large number of asymptomatic individuals (650,000) experience heart attacks each year, indicates a clear need for a safe and effective screening test for the earliest stages of coronary heart disease.

The correlation between calcium in the coronary arteries, atherosclerosis, and myocardial infraction (heart attack) has been known since the 1950's. By the mid-1960's, selective coronary angiography was introduced and soon became a routine procedure. Since that time, coronary angiography, which demonstrates narrowing, or occlusion, of the coronary arteries, has become the "gold standard" for positive identification of coronary artery disease. Abnormal results from screening tests, such as exercise electrocardiography ("ECG"), thallium stress nuclear medicine and stress echocardiography are commonly used as an indication for coronary angiography. These tests produce a significant percentage of false abnormal results such that as many as 25% - 35% percent of the coronary angiograms conducted are deemed to be normal. Since coronary angiography is both expensive and invasive, the patient in these false abnormal cases is unnecessarily exposed to some risk of morbidity, or even death, as well as a significant radiation dose. In addition, statistics indicate that some patients die suddenly after receiving a "normal" stress ECG study and are then found, upon autopsy, to have had significant coronary artery disease. The Company believes these statistics illustrate the inadequate predictive value of the standard, noninvasive screening tests for diagnosing coronary artery disease.

The Company further believes that research demonstrates that CAS has the potential to accurately identify those people who are developing early coronary artery disease. CAS can then serve as a feedback mechanism to monitor the treatment of those with early coronary artery disease, a disease which may slow, stop, or regress in response to treatment. Until now, the only way to directly determine the effect of life-style modification and lipid-lowering pharmacologic treatment on coronary artery disease was to perform repeated invasive, costly coronary angiography or intravascular ultrasound.

For those patients in whom CAS detects advanced coronary artery disease, intervention may help prevent a crippling heart attack or sudden death. The CAS test also has great potential for reducing the costs associated with the unnecessary treatment of those who have coronary risk factors, but show no sign of coronary artery disease. It is estimated that 30% - 35% of people with elevated cholesterol levels do not develop coronary artery disease. Since there has not been, until the advent of the Ultrafast CT scanner, a method to identify those who are beginning to develop coronary disease, individuals with a high cholesterol reading have been treated as if they will develop heart disease. The Company believes that CAS is a powerful and cost-effective method for detecting, or ruling out, coronary artery disease and represents a unique market. Currently, only the Ultrafast CT scanner can provide the necessary technological capability to address these clinical application requirements. Notwithstanding the foregoing, to date, CAS has not been broadly accepted as a method of identifying coronary artery disease, and there is no assurance that a significant market will develop for this procedure.

In addtion to the CAS test, the Company believes that EBT technology can also perform a newly developed procedure known as Coronary CT Angiography ("CTA"). The CTA procedure utilizes an intravenous injection of x-ray contrast medium as opposed to threading a catheter into the femoral artery to the heart as required by conventional x-ray coronary angiography. A series of contiguous contrast enhanced images is obtained and electronically transmitted to a powerful desktop 3-D workstation. The resulting three dimensional CT angiogram can be used to determine the patency of coronary artery bypass grafts on the effectiveness of a "balloon" angioplasty procedure. The combination of the Company's EBT scanner's unparalleled image acquisition capability with new, powerful PC microprocessor driven workstations provides unique 3-D imaging capability in the heart, lungs, colon, and other organs.

Imatron believes that possible factors affecting the demand for CT products include, among others, potential customers' budgetary constraints including those imposed by government regulation, changes in the reimbursement policies of the government and third party insurers, replacement of older equipment, advancements in technology, and the introduction of new medical procedures.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
CUSTOMER SERVICE

The Company and its distributors provide installation, customer warranty, and service to their respective customers. Imatron provides warranty on the Ultrafast CT scanner during the 12-month period following installation. In addition, the Company provides other product support services, including a telephone hotline for customer inquiries, product enhancements and maintenance releases. The Company also offers training at customers' locations and the Company's facilities to both end-users and distributors.

In  1997,  Imatron  expanded  its  service  business  to  include  installation, warranty, repair, training and support services to other manufacturers of high tech medical equipment. Imatron entered into a two-year service support agreement in February 1998, with AccuImage Diagnostics, to provide worldwide customer support service for its Three-Dimensional Volume Visualization Workstation.

The Company maintains customer support centers in South San Francisco, California and Munich, Germany and field service personnel in the United States, Europe and Asia for its service business. Together with its distributors, the Company services over 113 installed EBT systems worldwide including approximately 20 systems manufactured by vendors other than Imatron. The Company generates service revenues under service contracts with Imatron and non-Imatron customers, providing service on a "contract" and "time and material" basis to such customers after the warranty period.

RESEARCH AND DEVELOPMENT CONTRACTS

For the period from March 31, 1995 to March 31, 1998, the Company and Siemens Corporation ("Siemens") operated under a 1995 Memorandum of Understanding whereby Siemens provided $15,000,000 to the Company's C-150 Evolution Ultrafast CT scanner research and development program paid to the Company in quarterly non-refundable payments. The results of the collaborative research were jointly owned by the parties and cross licensed. For the period from March 31, 1995 to March 31, 1998 Siemens retained exclusive distribution rights in certain geographical regions for sales of the C-150/Evolution scanner. The Company recognized revenue of $1,250,000, $5,000,000, and $5,000,000 under the collaborative agreement in 1998, 1997, and 1996, respectively.

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

On July 22, 1997, the Company and TeraRecon, Inc., a privately-held company engaged in the design of high-speed image processing devices for medical imaging systems, entered into a development agreement. The agreement requires the delivery by TeraRecon to Imatron of a real-time image reconstruction system for use in conjunction with Imatron's Ultrafast CT scanner. Upon completion of prototypes and delivery, the TeraRecon RTR-2000 system will be exclusive to Imatron's Ultrafast CT scanner and will expand the Ultrafast CT scanner's current applications to include CT fluorography, real-time viewing of CT images, CT guidance of minimally invasive surgical procedures and timings of contrast studies.

In consideration for the successful development and delivery of RTR-2000 systems, the Company has agreed to issue an aggregate of 6,000,000 warrants to purchase the Company's Common Stock at $4.50 per share. The warrants will be issued in installments based on TeraRecon achieving certain milestones in connection with the development of the image reconstruction system. In addition, TeraRecon has agreed to pay Imatron an aggregate of $2,000,000 for 4,000,000 of the 6,000,000 warrants and to make royalty payments to Imatron equal to 3% of net sales of certain RTR-2000 systems sold to third parties. As of December 31, 1998, the Company has issued to TeraRecon warrant to purchase 4,000,000 shares of Imatron Common Stock.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
In February 1999, the Company and TeraRecon agreed to modify the development agreement releasing TeraRecon from its obligation to purchase the remaining
2,000,000 stock purchase warrants for $1,000,000. TeraRecon has agreed to develop a more stable, reliable, and easier-to-maintain image reconstruction system at no additional cost to Imatron and upgrade five units of the current RTR-2000 systems for no more than $25,000 per unit. Imatron will cancel the 3% royalty payment pursuant to the original agreement.

                                    MARKETING

The Company's Ultrafast CT scanners are utilized by a variety of customers including large teaching and research hospitals, medium-size hospitals, and imaging clinics.

The Company sells its Ultrafast CT scanner directly and through distributors. The Company has, or had, the following distribution arrangements:

UNITED STATES, CANADA, AND EUROPE

In April 1995, pursuant to the Memorandum of Understanding above, the Company entered into an agreement with Siemens giving Siemens the exclusive right to distribute the Company's C-150 scanner in the United States, Canada, Europe and India (see "Transactions With Siemens Corporation" below). On April 1, 1998, the exclusive distribution rights reverted to Imatron and the Company assumed worldwide distribution for its scanners. Siemens purchased two, seven, and two, C-150 scanners in 1998, 1997, and 1996, respectively. In 1998, the Company sold nine C-150 scanners through its direct sales force in the United States.

On July 1, 1998, the Company entered into a non-exclusive sales agency agreement with GE Medical Systems ("GEMS") to sell Ultrafast CT scanners throughout the United States and Canada. The agreement provides that all contracts resulting from the joint marketing effort are written directly by the Company. Imatron assumes installation and customer service responsibilities, while GEMS provides financing options for customers purchasing the equipment. The Company believes that the marketing alliance with GEMS will enhance its distribution capabilities in Northern America and penetrate the C-150 scanner market more effectively. The contract has a term of 2 years with an option to extend for an additional year at GEM's sole discretion. The Company has agreed to pay GEMS a commission on all sales directly resulting from the Company's corporate alliance with GEMS. There can be no assurance that the GEMS sales agency agreement will result in significantly increased sales by the Company.

JAPAN

On January 7, 1994, Imatron entered into a Joint Company Agreement with Tobu Land System Company and Kino Corporation pursuant to which a joint venture company was established to market, sell, install and service Imatron Ultrafast CT scanners in Japan. The joint venture was designated as Imatron Japan, Inc. and is owned by Tobu Land System Company, Kino Corporation and Imatron in increments of 51%, 25% and 24% respectively.

On  February  3,  1994,   Imatron  and  Imatron  Japan,   Inc.  entered  into  a
Distributorship Agreement pursuant to which Imatron Japan, Inc. has been appointed as Imatron's exclusive distributor in Japan. Imatron Japan, Inc. took delivery of two, three, and five C-150 Ultrafast CT scanner systems from Imatron in 1998, 1997, and 1996, respectively. Imatron Japan, Inc. also purchased two refurbished Ultrafast CT systems in 1995. These units, paid for by irrevocable letters of credit, are without a right-of-return provision and have no special arrangements. In connection with these sales, the Company paid $130,000 in commissions for each new C-150 Ultrafast CT scanner sold to Imatron Japan, Inc. through 1996. As of 1997, these commissions were reduced to $60,000 per each new machine sold to Imatron Japan, Inc. Due to the economic uncertainties in Japan, Imatron Japan, Inc. was able to accept only two scanners out of the five originally ordered for 1998.

RELIANCE ON DISTRIBUTORS

Historically, a substantial portion of the Company's sales of its scanners was done through distributors or sales agents. There is no assurance that the Company's distributors or sales agents will meet their contractual minimum obligations (if any) on a timely basis. Failure by distributors to meet their obligations could adversely affect the Company's operations and financial position.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
SALES INFORMATION
The scanner sales price varies depending on customer requirements. In particular, sales to Siemens, Imatron Japan, Inc. and certain distributors/sales agents have a lower gross margin than sales to other third parties. The sales price includes installation by field service personnel, system check and certification, customer applications training, and a 12-month warranty. In addition, local taxes and import duties may be added. This price, which is higher than that of conventional CT scanners, may serve to limit sales of the Company's scanner to larger hospitals and medical imaging clinics that are able to generate a higher than average patient volume to offset the higher cost. Unit scanner export sales for fiscal years ended December 31 are as follows:

                                  1998            1997             1996
                              ------------    ------------      ----------
Total export sales                  6              15                8

                      TRANSACTIONS WITH SIEMENS CORPORATION
In March 1991, the Company entered into a Basic Agreement with Siemens Corporation which consisted of four separate subagreements, each of which has been subsequently modified in various respects by the parties. The four subagreements included a $4 million term loan; a distribution agreement; a development agreement; and a license agreement.

On March 31, 1995, the Company and Siemens entered into a three-year agreement (the "Memorandum of Understanding" or "MOU") pursuant to which the relationship of the parties as established by the Basic Agreement was substantially restructured. Pursuant to the MOU, the sub-agreements of the Basic Agreement were terminated and a number of new relationships were created. First, Siemens agreed to exchange the Company's $4.0 million note for five patents, subsequent to an arms-length negotiation between the two parties and to a royalty-bearing license back to Imatron (see Patents and Licenses below). In addition, the minimum purchase provision of the previous distribution agreement was canceled. The sale of the patents has no material impact on the Company as Siemens granted to Imatron a non-exclusive, irrevocable, perpetual royalty-bearing license on the transferred patents. These patents were not part of the technology being developed under the Collaborative Research Agreement between Siemens and Imatron. The gain calculated as the difference between the patents' book value of $0 and the net carrying amount of the extinguished debt of $4,000,000, was recognized as income in 1995.

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

Second, the parties agreed to terminate, as of March 31, 1995, the existing Development Agreement and substitute in its place a new collaborative research agreement pursuant to which the parties would jointly conduct research and development over a three year period directed toward the electron beam technology used in the Company's C-150 product. Both Siemens and Imatron have irrevocable, perpetual, royalty free, fully paid licenses covering the electron beam technology developed under the collaborative research, subject to the following terms and conditions:
(a)     During  the term of the MOU,  a  complete  copy of  which  was  filed as
        Exhibit 10.80 to the Company's 1994 Report on the Form 10-K, either Party may sublicense, transfer or assign its rights in the electron beam technology or use the same, in whole or in part, to develop or manufacture medical products for third parties with prior written consent of the other Party.
(b) Imatron may not grant to any third party any license in the field of medical imaging under any or all of the electron beam technology during the term of the MOU and for three years thereafter.
(c) Either Party may sublicense the technology to its parent, subsidiaries or 50% or more owned affiliates.
(d) Either Party may sublicense, assign or transfer the technology as part of its sale of the assets or business relating to the C-150.
(e) With regard to manufacturing C-150 scanners, the C-150 system can only be manufactured by Siemens after fifty scanners are manufactured, sold, transferred and/or delivered to Siemens by Imatron in any fiscal year; or upon default or refusal of Imatron at any time to perform its obligations to Siemens with respect to the design, manufacture, service, support, supply of products and parts in order for Siemens to meet its obligations to third parties.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
Pursuant to the collaborative research agreement, Siemens agreed to fund a maximum aggregate of $15 million of Imatron-managed research and development over the three years, subject to addressing certain mutually agreed upon goals and objectives. No milestones or other performance related results were tied to the payment of funds by Siemens. The Company recognized revenue ratably over the three year period as its commitment to perform research and development under the agreement was incurred ratably over the same period.

The Company was not obligated to return the amount funded by Siemens. However, Siemens had the right to terminate the collaborative research upon three months written notice in the event objectives agreed upon by both parties had not achieved reasonable progress.
The Company's obligations under this agreement were as follows:

(a) Imatron was responsible for managing and performing all collaborative research conducted under the MOU.

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

On April 1, 1998, Imatron's obligations and Siemens' contribution under the MOU terminated and Imatron assumed worldwide distribution for its C-150 scanners.

                                   COMPETITION

In the non-cardiac imaging applications market (comprised principally of hospital radiology departments), the Company's principal competition is from current manufacturers of conventional CT scanners, including General Electric Company, Siemens Corporation, Elscint, Picker International, Inc., Philips Medical Systems, Toshiba Medical Corporation and others. Non-invasive diagnostic imaging techniques such as ultrasound, radioisotope imaging, digital subtraction angiography, and magnetic resonance imaging are also partially competitive with the Company's scanners. Each of the companies named above, as well as ATL, Acuson and ADAC Laboratories, markets equipment using one or more of these technologies. All of these companies have greater financial resources and larger staffs than those of the Company and their products are, in most cases, substantially less expensive than the Ultrafast CT scanner.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
The Company believes that in order to compete successfully against these competitors, it must continue to demonstrate that the Ultrafast CT scanner is both an acceptable substitute for conventional CT scanners in areas of the body where motion is not a limitation, and that the Ultrafast CT is a valuable cardiac diagnostic tool capable of producing unique and useful images of the heart. Although the Company believes that the Ultrafast CT can produce general purpose images of a quality and resolution as good as, or superior to, images produced by "state of the art" conventional CT scanners, it lacks certain features that many competing premium scanners offer.

Also, the Company believes that customers and potential customers expect a continuing development effort to improve the functionality and features of the scanner. As a result, the Company continually seeks to develop product enhancements and improve product reliability. Imatron's future success may depend on its ability to complete certain product enhancement and reliability projects currently in progress, as well as on its continued ability to develop new products or product enhancements in response to new products that may be introduced by other companies. There can be no assurance that Imatron will be able to continue to improve product reliability or introduce new product models and enhancements as required to remain competitive.

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

In October 1997, the Company received the 510(K) market clearance from the FDA for cardiac specific applications included on the UltraAccess workstation. These applications include 3-D "Calcium Scoring" and cardiac perfusion. In November 1997, the Company received 510(K) market clearance from the FDA for its new 3456 Channel Dual Slice Detector Array C-150 Ultrafast CT scanner.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
The FDA also regulates the safety and efficacy of radiological devices. Although the Company believes it is in compliance with all applicable radiological health regulations established by the FDA, there can be no assurance that the Ultrafast CT scanner will continue to comply with all such standards and regulations that may be promulgated. In any event, compliance with all such requirements can be costly and time consuming, and can have a material adverse effect on the development of the Company's business and its future profitability.

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

The Company's primary customers operate in the highly regulated healthcare industry. Existing and future governmental regulations could adversely impact the market for the Company's Ultrafast CT scanner and the Company's business. The Company's operations are also subject to regulation by other federal, state, and local governmental entities empowered to enforce pertinent statutes and regulations, such as those enforced by the Occupational Safety and Health Agency ("OSHA") and the Environmental Protection Agency ("EPA"). In some cases, state or local regulations may be more strict than regulations imposed by the Federal government. The Company believes that it is in substantial compliance with California regulations applicable to its business. In January 1997, the FDA conducted routine inspections of Imatron's manufacturing operations. The inspection concluded without Notices of Observations. Imatron frequently provides field modifications or updates of components and software to operational sites. Imatron voluntarily advised the FDA during these inspections that certain field corrections were ongoing. The FDA concurred with Imatron's decision to field upgrade certain sites and assigned recall numbers Z304/307-7 and Z-289/299-7. There has been no recalls or notices of observations by the FDA in 1998.

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements, in some countries, to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval. These differences may affect the efficiency and timeliness of international market introduction of the Company's products, and there can be no assurance that the Company will be able to obtain regulatory approvals or clearances for its products in foreign countries.

In January 1995, CE mark certification procedures became available for medical devices for countries in the European Union ("EU"). The successful completion would allow certified devices to be placed on the market in all EU countries. In order to obtain the right to affix the CE mark to its products, medical device companies must obtain certification that its processes meet European quality standards, including certification that its design and manufacturing facility complies with ISO 9001 standards. After June 1998, medical devices may not be sold in EU countries unless they display the CE mark. In May 1998, Imatron received the CE Marking, which indicates that the Ultrafast CT scanner meets the safety requirements for marketing in all EU countries. In addition, the Company successfully obtained registration under the ISO 9001 standards in December 1997. The inability or failure of the Company or its international distributors to comply with varying foreign regulations or the imposition of new regulations could restrict or, in certain countries, result in the prohibition of the sale of the Company's business.

HeartScan's activities are subject to extensive regulation, generally by state and local governmental entities. Although HeartScan believes it is in substantial compliance with all applicable regulations, there can be no assurance that its business will continue to comply with all such standards and regulations that may be established. In any event, compliance with all such requirements can be costly and time consuming, and may have materially adverse effects on the development of HeartScan's business and its future profitability. HeartScan's operations are also subject to regulation by other federal, state, and local governmental entities empowered to enforce pertinent statutes and regulations, such as those enforced by the FDA, OSHA, and the EPA. Changes in governmental regulations or new regulations adopted in the future may materially
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
adversely affect Imatron's business. In some cases, state or local regulations may be stricter than regulations imposed by the Federal government.

                              PATENTS AND LICENSES

Imatron relies heavily on proprietary technology and intellectual property which it attempts to protect through patents and trade secrets.

In February 1981, the Company was granted the exclusive use, for five years, and non-exclusive use thereafter, of certain technology and a patent pending, owned by the University of California ("UC") under the terms of a license agreement between UC and Emersub, a wholly-owned subsidiary of a former principal shareholder of the Company, and a sublicense agreement between Emersub and Imatron Associates (the predecessor to the Company), respectively. Under the continuing sublicense agreement, as amended, Imatron will make payments to Emersub equal to 2.125% of net sales of new C-150 scanners sold by Imatron in exchange for the Company's exclusive use of Patent #4,352,021, "X-ray Transmission Scanning System and Method and Electron Beam X-ray Scan Tube for Use Therewith", through the remaining life of such patent. The Company's Chairman of the Board, Dr. Douglas P. Boyd, receives 6% of all of the royalties paid by Emersub to UC. Loss by Imatron of its rights under the patent as a result of termination of its sublicense from Emersub, or the underlying license, could have a material adverse effect upon Imatron's business and future prospects. UC cancelled the license to Emersub on October 8, 1997. Imatron has agreed to pay UC royalties in the amount of $174,515 for scanners sold from that date through December 31, 1998. UC has agreed to grant the Company a license for the remaining life of the patent on substantially the same terms as the Emersub license agreement. Royalty expense related to the sublicense agreement for 1998, 1997, and 1996 were $137,775, $165,330, and $91,470, respectively.

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

In addition, Imatron holds thirty-three U.S. Patents of its own (each with a remaining life in excess of a year) and has filed three U.S. patent applications covering various integral components of the scanner including, among others, its electron beam assembly and its x-ray detector, and has filed applications corresponding to several of these patents and applications in various European Patent Convention countries, Canada, and Japan. There can be no assurance that any such applications will result in the issuance of a patent to the Company. Imatron's patents and patent applications have not been tested in litigation and no assurance can be given that patent protection will be upheld or will be as extensive as claimed. Furthermore, no assurance can be given as to the Company's ability to finance litigation against parties which may infringe upon such patents or parties which may claim that the Company's scanner infringes upon their patents. However, the agreement signed by the Company and Siemens Corporation in March 1991 allows Siemens Corporation to enter litigation in favor of Imatron. Pursuant to the Memorandum of Understanding with Siemens (see "Transactions With Siemens Corporation"), the Company transferred five patents to Siemens, two of which cover features of the Company's C-150 scanner, in complete consideration of the cancellation by Siemens of the $4.0 million notes payable to the Company. The transferred patents were as follows:

1. U.S. 4,521,901 - Scanning Electron Beam Computed Tomography Scanner with Ion Aided Focusing.
2.   U.S. 4,531,226 - Multiple Electron Beam Target for use in X-Ray Scanner.
3.   U.S. 4,535,243 - X-Ray Detector for High Speed X-Ray Scanning System.
4.   U.S. 4,736,396 - Tomosynthesis using High Speed CT Scanning System.
5. U.S. 5,193,105 - Ion Controlling Electrode Assembly for a Scanning Electron Beam Computed Tomography Scanner.

As part of the agreement, Siemens granted to the Company a non-exclusive, irrevocable, perpetual license to the five patents. The license is subject to a royalty of $20,000 for each new C-150 unit (or other EBT unit produced by Imatron after April 1, 1995), commencing with the 21st C-150 (or other Imatron
EBT) unit produced in any year and continuing thereafter for ten years after such first quarter in which such 21st unit is produced. To date, Imatron has not produced more than 20 scanners in any year and, therefore, no royalties have been due under this agreement.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
In the event some or all of the Company's patent applications are denied and/or some or all of its patents held invalid, the Company would be prevented from precluding its competitors from using the protected technology set forth in such patent applications or patents. Because the Company's products involve confidential proprietary technology and know-how, the Company does not believe such a loss of patent rights would have a materially adverse effect upon the Company.

The Company also believes that many of its proprietary technologies are better protected as trade secrets or copyrights than by patents. Moreover, although protection of the Company's existing proprietary technologies is important, other factors such as product development, customer support, and marketing ability are also important to the development of the Company's business.

                                    EMPLOYEES

As of February 10, 1999, the Company had 180 employees, including 50 employees in service, 17 in sales/marketing, 52 scientists and engineers in research and development, 43 employees in manufacturing, and 18 employees in finance and
administration.   HeartScan  had  24   employees,   including  20  employees  in
operations, 2 in sales and marketing, and 2 employees in corporate administration. None of the employees are represented by a labor union and no work stoppages or strikes have occurred. The Company believes that it has good labor relations with its employees.

                                 CERTAIN FACTORS

In evaluating the Company and its business, the following factors should be given careful consideration, in addition to the information mentioned elsewhere in this Form 10-K:

OPERATING HISTORY

Imatron was incorporated in February 1983, and incurred losses each quarter from inception through December 31, 1990. Its first recorded profitable year was the year ended December 31, 1991 during which a $4,000,000 payment for the licensing of technology to Siemens Corporation was received. The Company incurred additional net losses in both 1992 and 1993. In 1994, the Company incurred its first year of net income from continuing operations amounting to $3,221,000 partially offset by $911,000 of net losses incurred by discontinued operations of HeartScan. In 1998, 1997, and 1996, the Company incurred net losses of $14,781,000, $11,422,000, and $13,737,000, respectively. The net losses were partially a result of the operating losses incurred by discontinued operations of HeartScan which amounted to $4,507,000, $6,428,000, and $4,573,000, in 1998,
1997, and 1996, respectively. The net losses recorded reflect non-cash minority interest expense of $874,000, $1,744,000 and $3,272,000 recorded in 1998, 1997 and 1996, respectively, as a result of the accounting treatment relative to its convertible Series A Preferred Stock having "beneficial conversion features." There is no assurance that Imatron can return to profitable operations in the future.

In the past, Imatron has funded its losses primarily though the sale of securities in two public offerings and a number of private placements, through the exercise of options and warrants, through the 1991 license for medical uses of its electron-beam technology to Siemens Corporation, and through revolving lines of credit. In 1995, the Company raised $9,882,000 (net of offering costs) in two offerings of Common Stock to certain institutional investors. In 1996, the Company received $16,672,000 through the sale of shares of common stock and the exercise of warrants and stock options for shares of common stock. Also in 1996, HeartScan raised $14,798,000 (net of offering costs) for use exclusively to develop its operations (see note 10 to the Notes to the Consolidated Financial Statement). As of December 31, 1998, the Company has a consolidated accumulated deficit of $97,497,000.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
The Company's liquidity is affected by many factors, including the normal ongoing operations of the business and other factors related to the uncertainties of the industry and global economies. Although the cash requirements will fluctuate based on timing and extent of these factors, management believes that cash existing at December 31, 1998 together with the estimated proceeds from ongoing sales of products and services and divestiture of the HeartScan operations in 1999 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 1999.

NEED FOR ADDITIONAL FINANCING

To satisfy the Company's capital and operating requirements beyond 1999, profitable operations, additional public or private financing or the incurrence of debt may be required. If future public or private financing is required by the Company, holders of the Company's securities may experience dilution. There can be no assurance that equity or debt sources, if required, will be available or, if available, will be on terms favorable to the Company or its shareholders. The Company does not believe that inflation has had a material effect on its revenues or results of operations.

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

LIMITED CLINICAL DEMONSTRATION OF CERTAIN ADVANTAGES OF THE COMPANY'S SCANNER

The Company's scanner has been used in a clinical environment since April 1983. Clinical use of the C-100 XL scanner model began in February 1989. The C-150 Ultrafast CT scanner was first used in 1992. 87 C-150, C-100 and C-150L scanners are currently installed in a clinical setting. The Company believes that market acceptance of the Ultrafast CT scanner continues to depend in substantial part upon the clinical demonstration of certain asserted technological advantages and diagnostic capabilities. There is no assurance that these asserted technological advantages and diagnostic capabilities will result in the development of a significant market for the Ultrafast CT that will allow the Company to operate profitably.

THIRD-PARTY REIMBURSEMENT OF COST OF CT SCANS

FDA clearance to market does not guarantee or imply reimbursement by third-party payers such as Medicare, Medicaid, Blue Cross/Blue Shield or other private health insurers. Medicare and Medicaid reimburse for procedures that are generally accepted or that have been proven safe and effective. The Health Care Financing Administration ("HCFA"), which oversees Medicare and Medicaid payment policies, will not authorize payment for procedures which are considered to be experimental. HCFA has determined that diagnostic examinations of the head and other parts of the body performed by CT scanners are covered if the contractor who administers the local Medicare program finds that medical and scientific literature and opinion support the effective use of a scan for the particular condition.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
PRODUCT LIABILITY RISKS

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

ITEM 2 - PROPERTIES

The Company's manufacturing, research and development, marketing and administrative operations occupy approximately 77,065 square feet of leased space in buildings located in South San Francisco, California, under leases expiring in February 2004. Under certain future conditions, the facilities could be expanded to approximately 94,365 square feet.

The Company also leases business and residential properties in Germany under operating leases expiring in March 2000 and July 2002. The business facility is being used as a service center for its European customers while the residence is for expatriates assigned in Germany.

The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate any future expansion of the Company's operations.

ITEM 3 - LEGAL PROCEEDINGS

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Imatron's shareholders during the quarter ended December 31, 1998.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
                                     PART II

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

                    1998                         1997
           ---------------------        ---------------------
Quarter       High        Low              High        Low
---------  ---------   ---------        ---------   ---------
First       $  3.03     $  2.25          $  3.38     $  1.88
Second         4.00        2.25             3.00        1.59
Third          2.81        1.13             2.94        2.34
Fourth         2.59        0.81             5.31        2.25

As of February 10, 1999, there were approximately 6,700 holders of record of the Company's common stock. On February 10, 1999, the closing price of the Company's common stock on Nasdaq was $1.44.

                              DIVIDEND INFORMATION

The Company has paid no cash dividends on its Common Stock since incorporation and anticipates that, for the foreseeable future, it will retain any earnings for use in its business.

ITEM 6 -  SELECTED FINANCIAL DATA

                                                            IMATRON INC.
                                                   SELECTED FINANCIAL INFORMATION
                                              (in thousands, except per share amounts)

OPERATING INFORMATION

Year Ended December 31                                        1998            1997            1996            1995            1994
                                                           ---------       ---------       ---------       ---------       ---------
Total revenues from continuing operations                  $ 30,660        $ 37,317        $ 24,823        $ 26,374        $ 33,464
Operating income (loss) from continuing
   operations                                              $ (9,535)       $ (3,915)       $ (8,065)       $ (3,693)       $  1,460
Income (loss) from continuing operations                   $ (9,400)       $ (3,250)       $ (5,892)       $    163        $  3,221
Loss from discontinued operations                          $ (4,507)       $ (6,428)       $ (4,573)       $ ( 2,612)      $   (911)
Net income (loss)                                          $(14,781)       $(11,422)       $(13,737)       $ ( 2,449)      $  2,310
Basic and diluted income (loss) per share
   from continuing operations                              $  (0.11)       $  (0.04)       $  (0.08)       $ ( 0.00)       $   0.05
Number of shares used
   in per share calculations                                 83,941          78,461          74,406          57,598          62,102

BALANCE SHEET INFORMATION

At December 31                                             1998             1997             1996             1995             1994
                                                         -------          -------          -------          -------          -------
Working capital                                          $12,813          $26,003          $33,042          $14,252          $ 8,741
Total assets                                              31,982           43,165           47,488           27,459           21,173
Long term obligations
   including capital lease
   obligations                                               103              121              182              235            4,992
Total liabilities                                         12,991           11,840            9,962           11,234           14,303
Minority interest                                            331           14,255           12,323             --               --
Preferred stock                                             --               --               --               --              2,602
Shareholders' equity                                      18,660           17,070           25,203           16,225            6,870

The Company did not pay any cash dividends on its Common Stock during any of the periods presented above.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, working capital decreased to $12,813,000 compared to December 31, 1997 working capital of $26,003,000 primarily as a result of the net loss sustained by the Company. The current ratio decreased to 2.1:1 at December 31, 1998 from 3.6:1 at December 31, 1997.

The Company's total assets decreased to $31,982,000 compared to December 31, 1997 total assets of $43,165,000. Cash and cash equivalents decreased to $1,445,000 in 1998 from $8,400,000 in 1997 as a result of the net loss sustained by the Company resulting from a decrease in scanner shipments and the termination of research and development funding from Siemens. Cash used in continuing operations was $7,893,000 for twelve months ended December 31, 1998 compared to $5,568,000 during the same period in 1997. Cash was used to fund the operating activties resulting from net loss from operations and increased inventory. The use of cash from operations was partially offset by increases in accrued liabilities. The increase in inventory resulted from a decrease in scanner shipments to fifteen in 1998 from eighteen during the same period in 1997. Inventory also increased due to scanner orders that were delayed for shipment. Accounts payable increased as a result of a decrease in cash associated with a decrease in scanner shipments and the lengthening of customer payment terms to meet customer requirements.

Cash provided by discontinued operations was $499,000 for the twelve months ended December 31, 1998 compared to cash used amounting to $2,426,000 due to decreased operating losses of HeartScan amounting to $4,507,000 for the twelve months of 1998 compared to $6,428,000 for the same period in 1997.

     The Company's financing activities for 1998 included purchases of securities available for sale and capital equipment . The Company purchased $642,000 of equipment during the year, primarily consisting of computer and test equipment. In addition, significant items affecting cash flows during fiscal 1998 included maturities of marketable securities of $1,065,000. Items affecting cash flows during fiscal 1997 included maturities of marketable securities of $14,880,000 and purchases of securities available for sale and capital equipment amounting to $8,982,000 and $1,018,000. Key financing activitites in 1998 and 1997 included $1,446,000 and $1,235,000, respectively, raised through employee participation in the Company's stock option and purchase plans and exercise of warrants.

The Company's liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the cash requirements will fluctuate based on timing and extent of these factors, management believes that cash, and cash equivalents existing at December 31, 1998 together with the proceeds from the impending sale of HeartScan, and the estimated proceeds from ongoing sales of products and services in 1999 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 1999.

Currently, the Company's significant capital commitments in 1999 include the purchase of a new system for its Enterprise Resource Planning.

To satisfy the Company's capital and operating requirements beyond 1999, profitable operations, additional public or private financing or the incurrence of debt may be required. If future public or private financing is required by the Company, holders of the Company's securities may experience dilution. There can be no assurance that equity or debt sources, if required, will be available or, if available, will be on terms favorable to the Company or its shareholders. The Company does not believe that inflation has had a material effect on its revenues or results of operations.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
                        RESULTS OF CONTINUING OPERATIONS

1998 vs 1997

Overall revenues for the twelve months ended December 31, 1998 of $30,660,000 decreased $6,657,000 or 18% compared to revenues of $37,317,000 for the same period in 1997. Net product revenues decreased to $22,547,000 in 1998 from $27,368,000 in 1997 due to fifteen scanners shipped in 1998 compared to eighteen in 1997. Certain Asian countries are experiencing banking and currency difficulties that have led to economic slowdowns or recessions in those countries. This, in turn, has resulted in reduced demand for the Company's products. For instance, the purchasing power of the Company's Asian customers has declined as a result of, among other things, difficulties in obtaining credit and the decline in value of their currencies. These customers have canceled or delayed orders for the Company's products and may continue to cancel or delay additional orders. Scanner sales in this region have decreased to two shipments to Japan in 1998 from eight shipments to Japan, China, Singapore and Malaysia in 1997. Weak sales in Asia were partially offset by an increase in sales to United States customers as a result of the termination of the exclusive distribution rights to Siemens in April 1, 1998. The Company sold eight scanners for domestic sites while Siemens sold one in 1998. In 1997, Siemens sold two scanners in the United States. Service revenues increased 39% to $6,863,000 in 1998 from $4,949,000 in 1997 due to an increase in scanners under service contract. The increase resulted primarily from the service support agreement entered into with Siemens. Development contract revenue decreased to $1,250,000 in 1998 from $5,000,000 in 1997 due to the terms of the three year Memorandum of Understanding entered into with Siemens expiring as of April 1, 1998.

Total cost of revenues as a percent of revenues for the twelve months of 1998 was 76% as compared with 63% in 1997. Product cost of revenues as a percent of product revenues increased to 75% in 1998 from 72% in 1997 due to shipment of fifteen scanners compared to eighteen shipments in 1997. Service cost of revenues as a percent of service revenue increased to 93% in 1998 from 79% in 1997 due to an increase in overhead expenses to support the scanner service contracts under the Siemens service agreement and other new scanner sites. In addition, revenues on spare parts shipped to Imatron Japan Inc., a major customer, were deferred and related costs were recognized due to the customer's difficulty in paying as a result of the economic and currency uncertainties in Asia. As a major customer, the Company has extended credit beyond the normal terms to Imatron Japan, Inc. to ensure the continued service for its 31 scanners purchased from the Company.

Operating expenses for the twelve months of 1998 decreased 4% to $16,901,000, or 55% of revenues, compared to $17,583,000, or 47% of revenues in 1997. Research and development expenses of $7,869,000 in 1998 decreased from $9,713,000 in 1997 due to a decrease in in-house research for new product development programs as a result of the termination of the three year Memorandum of Understanding with Siemens. Marketing and sales expenses increased to $4,456,000 in 1998 from $3,749,000 in 1997 primarily due to increases in headcount and outside commissions related to scanner sales, partially offset by a decrease in expenses related to studies conducted on the C-150 scanners. Administrative expenses increased to $4,576,000 in 1998 from $4,121,000 in 1997 due primarily to an increase in investor relations expenses offset by a decrease in the bad debt provision relating to certain distributors.

Other income decreased to $155,000 for the twelve months of 1998 from $692,000 in the comparable period of 1997. The decrease was attributable to lower cash balances and investments in interest-bearing securities primarily due to the operating loss incurred. Interest expense represents interest incurred on capital lease obligations on certain office equipment.

     The Company incurred a non-cash charge to income of $874,000 and $1,744,000 recorded as return to minority interest expense for the twelve months ended December 31, 1998 and 1997, respectively, in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock (see Note 10 to the Notes to the Condensed Consolidated Financial Statements).
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
1997 vs 1996

Total revenues for the year ended December 31, 1997, of $37,317,000 increased $12,494,000 or 50% compared to 1996 revenues of $24,823,000. Net product revenues increased to $27,368,000 in 1997 from $16,163,000 in 1996 due to shipment of eighteen scanners in 1997 as compared to ten in 1996. Net product revenues in 1997 and 1996 include sales under sale-leaseback arrangements amounting to $927,000 and $1,774,000 in 1997 and 1996, respectively. Service revenues increased to $4,949,000 in 1997 from $3,660,000 in 1996 due to an increase in scanners under service contracts. The increase primarily resulted from the service support agreement entered into with Siemens. Development contract revenue of $5,000,000 represents non-refundable payments received from Siemens to compensate the Company for its research and development efforts for which Siemens received certain rights under the three year Memorandum of Understanding entered into in 1995.

Total cost of revenues as a percent of revenues for 1997 was 63% as compared with 71% in 1996. The change in the cost of revenue as a percentage of revenue for scanners to 72% in 1997 from 90% in 1996 was a result of a mix in the sales prices of scanners to customer requirements. Although the cost of a scanner remains constant for all scanner sales, the sales price varies depending on the customer. In particular, sales to Siemens, Imatron Japan, Inc. and third-party leasing companies (leasing scanners back to HeartScan) have a lower gross margin than sales to other parties. The decrease in the cost of revenue as a percentage of revenue for scanners is due to the increase in scanner sales to customers other than distributors to seven in fiscal year 1997 from three in fiscal year 1996 offset by shipments of ten scanners to Siemens, Imatron Japan, Inc. and third-party leasing companies in 1997 from seven in 1996. Service cost of revenues as a percent of service revenue decreased to 79% in 1997 from 86% in 1996 due to an increase in gross margin on spare parts sold.

Total operating expenses of $17,583,000 increased $2,400,000 or 16% compared to 1996 expenses of $15,183,000. Research and development expenses of $9,713,000 increased from $8,318,000 in 1996 due to increases in headcount and materials for projects undertaken in 1997. Additionally, the Company recorded non-cash charges of $750,000 for warrants issued to TeraRecon for achieving certain milestones in connection with the development of an image reconstruction system and compensation expense of $150,000 for extending a stock option exercise period. No such expenses were recorded in 1996. Selling expenses increased to $3,749,000 from $3,014,000 in 1996 primarily due to increases in headcount and expenses related to studies conducted promoting the benefits of the Company's product. Administrative expenses increased to $4,121,000 from $3,851,000 due primarily to increases in bad debt expense. Bad debt expense increased to $1,380,000 in 1997 from $1,080,000 in 1996. The increase of $300,000 in 1997 was primarily the result of reserves created for receivables over 90 days related to spare parts sold to customers. At December 31, 1997, Imatron Japan, Inc. had a total reserve of $1,323,000 against the Imatron Japan, Inc. receivables of $1,438,000. The economic crisis in Japan has continued to limit the Company's ability to pursue collection of these amounts.

Other income decreased to $692,000 in 1997 from $2,236,000 primarily due to the income recognized in 1996 for the sale of the Company's interest in InVision Technologies amounting to $1,756,000. Interest expense paid in 1997 and 1996 was for capitalized lease obligations.

The Company incurred a non-cash charge to income of $1,744,000 and $3,272,000 recorded as a non-cash return of minority interest in 1997 and 1996, respectively, in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock (see Notes 10 and 17 to the Notes to the Consolidated Financial Statements).

Discontinued operation:

On July 13, 1998, the Company announced its intention to divest its HeartScan subsidiary. Accordingly, the Company restated its financial statements to reflect the classification of HeartScan as discontinued operation for all periods presented (See Note 16 to the Company's 1998 Consolidated Financial Statements).

During the twelve months of 1998 and 1997, the Company reported losses from discontinued operation of $4,507,000 and $6,428,000, respectively, which relate to the discontinued operations of the HeartScan subsidiary. The decrease in operating loss was primarily due to an increase in number of patient scans and the closure of the Seattle center which had been consistently operating at a loss. In addtion, HeartScan ceased all radio and print advertising which significantly reduced overhead costs.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
The Company expects that the discontinued operation will continue to operate at a loss through the disposal date. However, management's current best estimate indicates that a gain will result from disposal of the discontinued operation.

YEAR 2000 COMPLIANCE

The Company's State of Readiness

In 1997, the Company established a project team to coordinate existing Year 2000 activities and address remaining Year 2000 issues. The team has focused its efforts on three areas: (1) information systems software and hardware; (2) software and operating systems included in the C-150 scanner and (3) third-party relationships.

The Company has reviewed its primary financial and other business information systems and it believes that the systems will be able to manage and manipulate all material data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. The Company primarily uses ASK computer system for its Enterprise Resource Planning
(ERP) and will be upgraded to Manufacturing Knowledge (MK) computer system in 1999 which is Y2K compliant. The main purpose of the upgrade is to accommodate addtional users to the system and increases in data storage and processing. Had the Company decided to continue to use ASK computer system for its ERP, the cost to make the it Y2K compliant would be less than $50,000. A series of comprehensive training classes for the MK system is scheduled to begin in March 1999. The Company anticipates the conversion from ASK to MK to start in June 1999 and fully implemented by August 1999. The Company estimates the cost for the conversion to be less than $700,000.

The Company has reviewed the software associated with the operation of its scanners to ensure Year 2000 compliance. The Company is currently upgrading its software with the release of Series 12.4 software that allows 4-digit space on its images and compatibility with previous software image data. This software is workable on XP systems only. For non-XP systems, a hardware upgrade is necessary in order for the Series 12.4 software to function. Although images from scanners will have "00" for the year 2000, it will not affect their functionality. Should the customer elect not to purchase the upgrade, the Company is currently formulating a "functional workaround procedure" which will likely involve manual labeling of images to indicate the corrected dates. The Company expects this procedure to be in place and communicated to all its affected customers by the second quarter of 1999. Series 12.4 completed its beta testing and was released in the first quarter of 1999.

The Company has contacted all its suppliers, especially sole-source vendors, and a review is underway to ensure Year 2000 compliance. While the Company believes the issues associated with Year 2000 compliance are being addressed, there remains the risk that suppliers may encounter disruptions due to Year 2000 compliance or the costs associated with implementing computer system changes. To date, the Company has received formal responses from all of its critical suppliers. Most of them have responded that they expect to address all their significant Y2K issues on a timely basis. The Company regularly reviews and monitors the suppliers' Y2K readiness plans and performance. Based on the Company's risk assessment, selective on-site reviews may be performed. Risk analysis has been completed with the Company's base of suppliers and contingency plans are now being developed and tested. All testing is targeted to be complete by June 1, 1999. In some cases, to meet Y2K readiness, the Company has replaced suppliers or eliminated suppliers from consideration for new business. The Company has also contracted with multiple transportation companies to provide product delivery alternatives.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
The Company's Risks and Contingency Plan

The Company is working to identify and analyze the most likely worst-case scenarios for third-party relationships affected by Y2K. These scenarios could include possible infrastructure collapse, the failure of power and water supplies, major transportation disruptions, unforeseen product shortages due to hoarding of products and sub-assemblies and failures of communications and financial systems. Any one of these scenarios could have a major and material effect on the Company's ability to build its products and deliver services to its customers. While the Company has contingency plans in place to address most issues under its control, an infrastructure problem outside of its control or some combination of several of these problems could result in a delay in product shipments depending on the nature and severity of the problems. The Company would expect that most utilities and service providers would be able to restore service within days although more pervasive system problems involving multiple providers could last two to four weeks or more depending on the complexity of the systems and the effectiveness of their contingency plans.

Although the Company is dedicating substantial resources towards attaining Y2K readiness, there is no assurance it will be successful in its efforts to identify and address all Y2K issues. Even if the Company acts in a timely manner to complete all of its assessments; identifies, develops and implements remediation plans believed to be adequate; and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

Estimated Costs

The Company does not expect the costs associated with its Year 2000 efforts to be substantial. Less than $1,000,000 has been allocated to address the Year 2000 issue, of which approximately $300,000 has been incurred through December 31, 1998. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans. The discussion above regarding estimated completion dates, costs, risks and other forward-looking statements regarding Y2K is based on the Company's best estimates given information that is currently available and is subject to change. As the Company continues to progress with its Y2K initiatives, it may discover that actual results will differ materially from these estimates.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the past the Company has held investments consisting of interest bearing investment grade instruments consistent with the Company's investment portfolio. The Company has also entered into credit facilities and leasing arrangements. At December 31, 1998, the Company had money market mutual funds, certificates of deposit and commercial paper which mature in less than three months.
Additionally, the Company maintained leases for five scanners that have been accounted for as capital leases with a total obligation of $103,000 as of December 31, 1998.

The Company's foreign sales are denominated in U.S. Dollars.

The Company does not believe that it is subject to any material exposure to interest rate, foreign currency or other market risks.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and Consolidated Financial Statement Schedule listed in Item 14 (a) 1 and 2.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================

                                    PART III

ITEM 10 - EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages and positions are set forth below. Unless otherwise indicated, officers are full-time employees and serve at the discretion of the Board of Directors.


      Name                     Age   Position
      -------------------      ---   -----------------------------------------

      Dr. Douglas P. Boyd      57    Chairman of the Board,
                                     Chief Technology Officer

      S. Lewis Meyer           54    Chief Executive Officer

      Terry Ross               51    President

      Gary H. Brooks           50    Vice President, Finance and Administration,
                                     Chief Financial Officer, Secretary

o Dr. Douglas Boyd is a founder of Imatron and has held several positions with the Company since its inception in 1983 including Chief Executive Officer, President, Chief Technical Officer, and Director. Dr. Boyd is currently Chairman of the Board and Chief Technology Officer. He is also an Adjunct Professor of Radiology (Physics) at the University of California, San Francisco, where he spends approximately five percent of his time on university duties. In addition, Dr. Boyd is a Director for InVision
     Technologies, Inc., a publicly held company engaged in the design and manufacture of explosives detection computed tomography (CT) scanners for the baggage, parcel, and freight market. InVision Technologies is a former Imatron joint venture company which was established in 1990.

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

o Lewis Meyer was appointed President, Chief Executive Officer and Director of Imatron in June 1993. From April 1991 until joining the Company, he was Vice President, Operations of Otsuka Electronics (U.S.A.) Inc., Fort Collins, Colorado, a manufacturer of clinical magnetic resonance systems and analytical nuclear magnetic resonance spectrometers. From August 1990 to April 1991, he was a founding partner of Medical Capital Management, a company engaged in providing consulting services to medical equipment manufacturers, imaging service providers, and related medical professionals. Prior thereto, he was President and Chief Executive Officer of American Health Services Corp. (now Insight Health Services Corp.), a developer and operator of diagnostic imaging and treatment centers. During his tenure at American Health Services Corp., it was one of the fifty fastest growing public companies in the United States.

     In addition to his duties as President and Chief Executive Officer of Imatron, Mr. Meyer serves as a Director for BSD Medical Corp. and Finet
     Holdings Corp., publicly held companies engaged in the design and manufacture of medical hypothermia equipment and electronic real estate and mortgage banking services, respectively.

     Mr. Meyer received his B.S. degree in Physics from the University of the Pacific, Stockton, California, in 1966, a M.S. degree in Physics from Purdue University in 1968, and a Ph.D. in Physics from Purdue University in 1971.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
o Terry Ross was appointed President of Imatron in January 1999. From 1989 to 1998, Mr. Ross was President, Chief Executive Officer and Director of Cemax-Icon, Inc., a medical imaging manufacturer. Prior thereto, he was Vice President of Sales and marketing of the Company. Mr. Ross also held executive sales positions at Picker International, Inc. and ADAC Laboratories, Inc., all of which are medical imaging companies.

o Gary H. Brooks was appointed Vice President of Finance/Administration, Chief Financial Officer, and Secretary of Imatron in December of 1993. Prior to joining the Company, Mr. Brooks was Chief Financial Officer and Director for five years at Avocet, a privately-held, sports electronics manufacturer located in Palo Alto, California. Prior thereto, he had progressively responsible positions in accounting and finance at several Fortune 500 companies including Ford, Rockwell, Bendix, and ITT.

     Mr. Brooks also serves as Chief Financial Officer of Imatron's subsidiary, HeartScan Imaging, Inc.

     Mr. Brooks received his B.A. in Zoology in 1970 from the University of California, Berkeley, and a M.B.A. in Finance and Accounting in 1973 from the University of California, Los Angeles.

ITEM 11 - EXECUTIVE COMPENSATION

The information required on items 11, 12 and 13 will be included in the Company's definitive proxy statement or as an amendment to the Form 10-K, under cover of Form 8. The information required in Part III will be filed with the Securities Exchange Commission no later than 120 days after the end of the fiscal year.

                                     PART IV

ITEM 14 - EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Form:

      1. Consolidated Financial Statements - See "Index to Consolidated Financial Statements" attached hereto and made a part hereof.

      2. Financial Statement Schedule - Schedule II - Valuation and qualifying accounts. All other schedules are omitted as they are not applicable, or the required information is shown in the financial statements or the notes thereto.

      3. Exhibits - The exhibits listed on the accompanying "Index to Exhibits" are filed or are incorporated herein by reference as part of this report.

  (b)   Form 8-K Reports: None


================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 1999                     IMATRON INC.
                                      -----------------------------------


                                 By:  /s/ S. Lewis Meyer
                                      -----------------------------------
                                      S. Lewis Meyer
                                      Chief Executive Officer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                 TITLE                                       DATE
---------------------     ----------------------------------------    ----------

/s/ Douglas P. Boyd       Director, Chairman of the Board
---------------------
Douglas P. Boyd                                                       March 1999

/s/ William J. McDaniel   Director
---------------------
William J. McDaniel                                                   March 1999

/s/ John L. Couch         Director
---------------------
John L. Couch                                                         March 1999

/s/ S. Lewis Meyer        Director, Chief Executive Officer
---------------------     (Principal Executive Officer)
S. Lewis Meyer                                                        March 1999


/s/ Terry Ross            Director, President
---------------------
Terry Ross                                                            March 1999

/s/ Aldo J. Test          Director
---------------------
Aldo J. Test                                                          March 1999

/s/ Gary H. Brooks        Chief Financial Officer, Vice President,
---------------------     Finance and Administration, Secretary
Gary H. Brooks            (Principal Financial Officer and            March 1999
                          Principal Accounting Officer)


================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================


                   Index to Consolidated Financial Statements

  STATEMENT                                                               PAGE
  -------------------------------------------------------------         --------

  Report of KPMG LLP, Independent Auditors                                 26

  Report of Ernst & Young LLP, Independent Auditors                        27

  Consolidated Balance Sheets as of December 31, 1998, and 1997            28

  Consolidated Statements of Operations for the years ended                29
  December 31, 1998, 1997, and 1996

  Consolidated Statements of Shareholders' Equity for the years            30
  ended December 31, 1998, 1997, and 1996

  Consolidated Statements of Cash Flows for the years ended                31
  December 31, 1998, 1997, and 1996

  Notes to Consolidated Financial Statements                               33





================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================


                    Report of KPMG LLP, Independent Auditors


The Board of Directors and Stockholders
Imatron Inc.:

We have audited the consolidated balance sheets of Imatron Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the index at Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imatron Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                              KPMG LLP

San Francisco, California
February 12, 1999



================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================

                          Independent Auditors' Report



The Board of Directors and Stockholders
Imatron Inc.

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Imatron Inc. for the year ended December 31, 1996 listed in the Index at Item 14 (a). These consolidated financial statements and schedule as it relates to the year ended December 31, 1996 are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Imatron Inc. for the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 17 of the Notes to the Consolidated Financial Statements, the Company has restated its 1996 consolidated financial statements with regard to accounting for convertible securities having beneficial conversion features.



                                                          ERNST & YOUNG LLP

San Francisco, California
February 14, 1997, except for Note 17,
as to which the date is April 10, 1998
================================================================================

FY 1998                                                     IMATRON INC.                                                   FORM 10-K
====================================================================================================================================
                                                            IMATRON INC.
                                                     Consolidated Balance Sheets
                                                           (In thousands)

                                                                                                                December 31,
                                                                                                       -----------------------------
ASSETS                                                                                                    1998                1997
------
                                                                                                       ---------          ----------
Current assets
    Cash and cash equivalents                                                                          $   1,445          $   8,400
    Short-term investments                                                                                  --                  180
    Accounts  receivable  (net of allowance for doubtful  accounts of $3,272 and $2,490 at December 31, 1998 and 1997):
           Trade accounts receivable                                                                       7,228              9,267
           Accounts receivable from joint venture                                                            659                115
    Inventories                                                                                           14,433             12,926
    Prepaid expenses                                                                                         825                397
    Net current assets of discontinued operations                                                           --                4,697
                                                                                                       ---------          ---------

Total current assets                                                                                      24,590             35,982

Property and equipment, net                                                                                2,275              2,394
Other assets                                                                                               1,631              1,214
Long-term net assets of discontinued operations                                                            3,486              3,575
                                                                                                       ---------          ---------

Total assets                                                                                           $  31,982          $  43,165
                                                                                                       =========          =========

LIABLITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                                   $   3,515          $   2,962
    Other accrued liabilities                                                                              7,978              6,961
    Capital lease obligations - due within one year                                                           64                 56
    Net current liabilities of discontinued operations                                                       220               --
                                                                                                       ---------          ---------

Total current liabilities                                                                                 11,777              9,979

    Deferred income on sale leaseback transactions                                                           875              1,376
    Deferred income on service contract                                                                      300                420
    Capital lease obligations                                                                                 39                 65
                                                                                                       ---------          ---------

Total liabilities                                                                                         12,991             11,840
                                                                                                       ---------          ---------

Minority interest - notes 10 and 17                                                                          331             14,255
                                                                                                       ---------          ---------

Shareholders' equity
    Common stock, no par value; 150,000 shares authorized; 88,295 and
    78,815 shares issued and outstanding in 1998 and 1997, respectively                                  107,475             90,728
    Additional paid-in capital                                                                             9,340              9,290
    Deferred compensation                                                                                   (170)              (232)
    Notes receivable from stockholders                                                                      (488)              --
    Accumulated deficit                                                                                  (97,497)           (82,716)
                                                                                                       ---------          ---------

Total shareholders' equity                                                                                18,660             17,070
                                                                                                       ---------          ---------

Total liabilities and shareholders' equity                                                             $  31,982          $  43,165
                                                                                                       =========          =========

                       The accompanying notes are an integral part of these consolidated financial statements.

====================================================================================================================================
                                                                 28

FY 1998                                                     IMATRON INC.                                                   FORM 10-K
====================================================================================================================================

                                                            IMATRON INC.
                                                Consolidated Statements of Operations
                                              (In thousands, except per share amounts)

                                                                                                  Years ended December 31,
                                                                                         -------------------------------------------
                                                                                           1998             1997              1996
                                                                                         --------         --------         ---------
                                                                                                                          (Restated)
Revenues
   Product sales                                                                         $ 22,547         $ 27,368         $ 16,163
   Service                                                                                  6,863            4,949            3,660
   Development contracts                                                                    1,250            5,000            5,000
                                                                                         --------         --------         --------
        Total revenue                                                                      30,660           37,317           24,823
                                                                                         --------         --------         --------
Cost of revenues
   Product sales                                                                           16,931           19,747           14,545
   Service                                                                                  6,363            3,902            3,160
                                                                                         --------         --------         --------
        Total cost of revenues                                                             23,294           23,649           17,705
                                                                                         --------         --------         --------
Gross profit                                                                                7,366           13,668            7,118

Operating expenses
   Research and development                                                                 7,869            9,713            8,318
   Marketing and sales                                                                      4,456            3,749            3,014
   General and administrative                                                               4,576            4,121            3,851
                                                                                         --------         --------         --------
        Total operating expenses                                                           16,901           17,583           15,183
                                                                                         --------         --------         --------
Operating loss                                                                             (9,535)          (3,915)          (8,065)

Interest and other income                                                                     155              692            2,236
Interest expense                                                                              (20)             (27)             (63)
                                                                                         --------         --------         --------
Loss from continuing operations before provision for income taxes                          (9,400)          (3,250)          (5,892)

Provision for income taxes                                                                   --               --               --
                                                                                         --------         --------         --------
Loss from continuing operations                                                            (9,400)          (3,250)          (5,892)

Loss from discontinued operations                                                          (4,507)          (6,428)          (4,573)

Non cash return to minority interest                                                         (874)          (1,744)          (3,272)
                                                                                         --------         --------         --------
Net loss                                                                                 $(14,781)        $(11,422)        $(13,737)
                                                                                         ========         ========         ========
Net loss per common share:
    Loss from continuing operations - basic and diluted                                  $  (0.11)        $  (0.04)        $  (0.08)
                                                                                         ========         ========         ========
    Loss from discontinued operations - basic and diluted                                $  (0.05)        $  (0.08)        $  (0.06)
                                                                                         ========         ========         ========
    Net loss - basic and diluted                                                         $  (0.18)        $  (0.15)        $  (0.18)
                                                                                         ========         ========         ========
Number of shares used in basic and diluted per share calculations                        $ 83,941         $ 78,461         $ 74,406
                                                                                         ========         ========         ========

                       The accompanying notes are an integral part of these consolidated financial statements.

====================================================================================================================================
                                                                 29

FY 1998                                                     IMATRON INC.                                                   FORM 10-K
====================================================================================================================================
                                                            IMATRON INC.
                                           Consolidated Statements of Shareholders' Equity
                                                           (In thousands)

                                           Common Stock           Additional     Deferred                   Accum-
                                    ----------------------------    Paid-in      Compen-       Notes        ulated
                                       Shares         Amount        Capital       sation     Receivable    Deficit       Total
                                    --------------  ------------  ------------   ---------   -----------  -----------  ----------
Balances at December 31, 1995              68,835   $    72,282   $     1,500    $     --    $            $ (57,557)   $  16,225

Common stock and warrants sold
   in a private placement, net
   of offering costs                        4,559        11,348            --          --           --            --      11,348
Common stock issued for
   employee stock purchase
   plans, stock bonus, and the
   exercise of warrants and
   employee stock options                   4,410         5,324            --          --           --            --       5,324
Common stock issued for services              115           269            --          --           --            --         269
Deferred compensation from
   issuance of stock options by
   consolidated subsidiary                     --            --            --       (143)           --            --       (143)
Amortization of deferred compensation          --            --            --          27           --            --          27
Issuance of subsidiary's
   convertible Series A
   preferred stock                             --            --         5,890          --           --            --       5,890
Net loss                                       --            --            --          --           --      (13,737)    (13,737)
                                    --------------  ------------  ------------   ---------   -----------  -----------  ----------
Balances at December 31, 1996
(Restated)                                 77,919        89,223         7,390       (116)           --      (71,294)      25,203

Common stock issued for
   employee stock purchase
   plans, stock bonus and the
   exercise of warrants and
   employee stock options                     896         1,505            --          --           --            --       1,505
Deferred compensation from
   issuance of stock options by
   consolidated subsidiary                     --            --            --       (186)           --            --        (186)
Amortization of deferred compensation          --            --            --          70           --            --          70
Warrants issued for services                   --            --         1,750                                              1,750
Compensation expense related to
   the extension of the stock
   option exercise period                      --            --           150          --           --            --         150
Net loss                                       --            --            --          --                   (11,422)    (11,422)
                                    --------------  ------------  ------------   ---------   -----------  -----------  ----------
Balances at December 31, 1997              78,815        90,728         9,290       (232)           --      (82,716)      17,070

Common stock issued for
   employee stock purchase
   plans, stock bonus and the
   exercise of warrants and                 1,984         1,949            --          --           --            --       1,949
   employee stock options
Conversion of subsidiary's convertible
   series A preferred stock to
   company's common stock                   7,496        14,798            --          --            --           --      14,798
Amortization of deferred compensation          --            --            --          62            --           --          62
Non-cash expense related to
   non-cash warrants issued for                --            --            50          --            --           --          50
   services
Notes receivable from officers
   for exercise of stock options               --            --            --          --         (488)           --       (488)
Net loss                                       --            --            --          --            --     (14,781)    (14,781)
                                    --------------  ------------  ------------   ---------   -----------  -----------  ----------
Balances at December 31, 1998              88,295   $   107,475   $     9,340    $  (170)    $    (488)   $ (97,497)   $  18,660
                                    ==============  ============  ============   =========   ===========  ===========  ==========

                      The  accompanying  notes  are an  integral  part of  these consolidated financial statements.

====================================================================================================================================
                                                                 30

FY 1998                                                     IMATRON INC.                                                   FORM 10-K
====================================================================================================================================
                                                            IMATRON INC.
                                               Consolidated Statements of Cash Flows
                                                           (In thousands)

                                                                                                    Years Ended December 31
                                                                                         -------------------------------------------
                                                                                           1998             1997             1996
                                                                                         --------         --------         --------
                                                                                                                          (Restated)
Cash flows from operating activities:
   Net loss                                                                              $(14,781)        $(11,422)        $(13,737)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                          780              665              614
       Net loss from discontinued operations                                                4,507            6,428            4,573
       Amortization of deferred compensation                                                   62               70               27
       Non-cash return to minority interest                                                   874            1,744            3,272
       Non-cash compensation expense for extension of stock option
       exercise period                                                                       --                150             --
       Warrant issued for services                                                             50              750             --
       Common stock issued for services                                                       503              270              269
       Provision for bad debt                                                                 782            1,381              171
       Loss (gain) on disposal of assets                                                       20                2              (43)
   Changes in operating assets and liabilities:
       Accounts and notes receivable                                                          713           (5,397)             712
       Inventories                                                                         (1,507)          (2,533)          (1,456)
       Prepaid expenses                                                                      (428)           1,198           (1,083)
       Other assets                                                                          (417)            (814)             152
       Accounts payable                                                                       553              501             (324)
       Other accrued liabilities                                                            1,017            1,062              330
       Deferred income                                                                       (621)             377              152
                                                                                         --------         --------         --------
Net cash used in operating activities:                                                     (7,893)          (5,568)          (6,371)
Net cash provided by (used in) discontinued operations                                        499           (2,426)         (15,604)
                                                                                         --------         --------         --------
                                                                                           (7,394)          (7,994)         (21,975)
                                                                                         --------         --------         --------
Cash flows from investing activities:
   Capital expenditures                                                                      (642)          (1,018)          (1,118)
   Purchases of available-for-sale securities                                                (885)          (8,982)          (6,078)
   Maturities of available-for-sale securities                                              1,065           14,880             --
   Maturities of held-to-maturity securities                                                 --               --              1,000
                                                                                         --------         --------         --------
Net cash (used in) provided by investing activities:                                         (462)           4,880           (6,196)
                                                                                         --------         --------         --------
Cash flows from financing activities:
   Payments of obligations under capital leases                                               (57)             (61)             (51)
   Payment of notes payable                                                                  --               --               (992)
   Proceeds from issuance of warrant                                                         --              1,000             --
   Proceeds from issuance of common stock                                                   1,446            1,235           16,672
   Loans to stockholders                                                                     (488)            --               --
   Proceeds from issuance of stock of discontinued operations                                --                  2           14,798
                                                                                         --------         --------         --------
Net cash provided by financing activities                                                     901            2,176           30,427

Net (decrease) increase in cash and cash equivalents                                       (6,955)            (938)           2,256
Cash and cash equivalents, at beginning of year                                             8,400            9,338            7,082
                                                                                         --------         --------         --------
Cash and cash equivalents, at end of year                                                $  1,445         $  8,400         $  9,338
                                                                                         ========         ========         ========


====================================================================================================================================

FY 1998                                                     IMATRON INC.                                                   FORM 10-K
====================================================================================================================================

                                                             Continued
                                                            IMATRON INC.
                                          Consolidated Statements of Cash Flows, continued
                                                           (In thousands)

Supplemental Disclosure of Noncash Investing and Financing Activities:
   Deferred compensation from common stock option grant of
     discontinued operations                                                             $   --           $    186         $    143
                                                                                         ========         ========         ========
   HeartScan's conversion of preferred stock to Imatron common stock
                                                                                         $ 14,798         $   --           $   --
                                                                                         ========         ========         ========
   Equipment acquired under capital leases:
       Continuing operations                                                             $     39         $   --           $     10
                                                                                         ========         ========         ========

       Discontinued operations                                                           $   --           $  1,500         $  2,705
                                                                                         ========         ========         ========

   Cash paid for interest on capital lease obligations:
       Continuing operations                                                             $     20         $     27         $     59
                                                                                         ========         ========         ========

       Discontinued operations                                                           $    390         $    494         $    523
                                                                                         ========         ========         ========

   Cash paid for income taxes                                                            $   --           $   --           $   --
                                                                                         ========         ========         ========

                       The accompanying notes are an integral part of these consolidated financial statements.

====================================================================================================================================
                                                                 32

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================

                                  IMATRON INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF COMPANY

Imatron Inc., a New Jersey corporation incorporated in 1983, is a technology-based company principally engaged in the business of designing, manufacturing, and marketing a high performance computed tomography scanner. The scanner is used in large and mid-sized hospitals and free standing imaging clinics. Imatron Inc. provides service, parts, and maintenance to hospitals and clinics that operate its scanners, as well as medical equipment manufactured by other companies. In addition, HeartScan Imaging, Inc., Imatron Inc.'s consolidated subsidiary, operates coronary artery scanning test facilities in the United States.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Imatron Inc. and its 94.3% owned subsidiary HeartScan Imaging, Inc. All intercompany accounts and transactions have been eliminated in consolidation. Due to certain equity exchange provisions provided to HeartScan Series A preferred shareholders (see note 10), HeartScan's results of operations have been fully consolidated in the accompanying consolidated financial statements.

On July 13, 1998, the Company adopted a formal plan to sell its HeartScan subsidiary in order for the Company to focus more comprehensively on the core business of manufacturing and servicing quality Ultrafast CT scanners. For all periods presented, the financial statements reflect the Company's HeartScan segment as a discontinued operation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

COMPREHENSIVE INCOME (LOSS)

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130), which is effective for financial statements for periods beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The Company adopted SFAS 130 as of January 1, 1998. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the years ended December 31, 1998 1997 and 1996, comprehensive income (loss) is equivalent to the Company's net loss.

SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of a Business Enterprise" (SFAS 131) which is effective for financial statements beginning after December 15, 1997, and establishes standards for disclosures about segments of an enterprise. The Company adopted SFAS 131 as of January 1, 1998. The Company has two reportable segments, the manufacturer of scanners and the operator of coronary artery scanning test facilities.

================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which will be effective for fiscal years beginning after June 15, 1999. The Company does not believe that the impact of this statement will have a material effect on the financial position or results of operations upon the adoption of this accounting standard.

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

The Company sells its products in the United States, Europe, Canada, and India; and through Imatron Japan, Inc. in Japan, as well as through other distributors in the Pacific rim. The Company generally requires cash deposits or irrevocable letters of credit for scanners ordered and maintains allowances for potential credit losses. There have been no losses arising from the sale of scanners. Spare parts are sold on terms to distributors and end-users.

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

FINANCIAL INSTRUMENTS

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all purchases of investments as available-for-sale. Available-for-sale securities are carried at amounts which approximate fair value, with unrealized gains and losses reported as a separate component of other comprehensive income (loss), if material. Fair values of investments are based on quoted market prices. Short-term investments at December 31, 1997 consist of certificates of deposit. There were no short-term investments at December 31, 1998.

Realized   gains   and   losses,   and   declines   in   value   judged   to  be
other-than-temporary are included in other income. The cost of securities sold is based on the specific identification method.

The carrying amounts reported in the balance sheet for receivables, accounts payable, accrued liabilities and capital lease obligations approximate fair value due to their short-term maturities.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated on a straight line method over their estimated useful lives. Equipment under capital leases, except for scanner equipment and leasehold improvements, are amortized on a straight-line method over the lesser of their estimated useful lives or the remaining term of the related leases.

Estimated useful lives are as follows:

                  Machinery and equipment                           3 - 5 years
                  Furniture and fixtures                            3 - 5 years
                  Leasehold improvements                                5 years

Scanner equipment under a capital lease is amortized over the term of the lease (five years), using the units-of-production method (number of scans) based on the estimated usage of the equipment. Upon purchase of the scanner, the Company produces a projection of its anticipated scans for a particular scanner at a particular location. The average projected scans for all centers by year is as follows:

              Year                                       Budgeted Scans
              ----                                   ---------------------
              1                                              2,530
              2                                              6,160
              3                                              7,216
              4                                              7,920
              5                                              7,920
                                                     ---------------------
                                                            31,746
                                                     =====================

Consistent with the schedule above, depreciation is recorded at the higher of actual or budgeted scans so that the scanner is fully depreciated at the end of five years.

LONG-LIVED ASSETS

The Company accounts for long-lived assets under, SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================

REVENUE RECOGNITION

Revenues related to product sales are recognized upon shipment to the customer or to a customer designated location, at which time title and risk of ownership passes. The Company accrues for estimated installation and warranty costs at the time of sale. Revenues related to service are recognized ratably over the relevant contractual period or as the service is performed. Service revenue billed but unearned is included on the consolidated balance sheets as other accrued liabilities. Revenues related to development contracts are recognized ratably over the contract (see note 8). Revenues from clinics are recognized when services are performed for the clinic customer.

SALE LEASEBACK ARRANGEMENT

The Company sold one scanner in 1997 and two scanners in 1996 to third-party leasing companies. HeartScan, in turn, entered into leasing arrangements with these third-party leasing companies to obtain use of these scanners in its clinics. The provisions of these leasing arrangements include monthly rental payments over a 5-year term with a guarantee of the payments by Imatron. HeartScan accounts for these leases as capital leases. Imatron recognized revenue equal to its scanner cost and has deferred the profit on its sales to the leasing companies. The Company is amortizing its deferred profit to product sales over the five-year term of the HeartScan leases. Imatron recognized $501,000, $501,000 and $428,000 of deferred profit for these leases for the years ended December 31, 1998, 1997 and 1996, respectively.

RESEARCH AND DEVELOPMENT

Research and development expenditures are charged to operations as incurred.

ADVERTISING COSTS

Advertising and promotion costs are expensed as incurred.

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

NET LOSS PER SHARE

The Company computes and discloses its net loss per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic loss per share is computed based on the weighted average number of common shares outstanding, and diluted loss per share is computed based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Stock options and warrants have not been included in the computation as their effect would have been antidilutive.

STOCK-BASED COMPENSATION

The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and has elected to continue to account for stock-based compensation using methods prescribed in Accounting Principles Board Opinion
("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

Additionally, the Company accounts for deferred compensation in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans".

================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================

Note 2 - FINANCIAL INSTRUMENTS

Investments were as follows:

                                                              December 31,
                                                     ---------------------------
                                                         1998            1997
                                                     -----------     -----------
                                                            (In thousands)

Money market mutual funds                                $ 1,113          $ 924
Certificate of deposit                                       189            180
Commercial paper                                             143          7,476
                                                     -----------     -----------
Total investments                                          1,445          8,580

Less amounts classified as cash and cash equivalents      (1,445)        (8,400)
                                                     -----------     -----------

Short-term investments                                   $ --             $ 180
                                                     ===========     ===========

Note 3 - INVENTORIES

Inventories were as follows:

                                                              December 31,
                                                     ---------------------------
                                                         1998            1997
                                                     -----------     -----------
                                                            (In thousands)

Purchased parts and sub-assemblies                       $ 2,863        $ 3,212
Service parts                                              1,883          1,398
Work-in-progress                                           3,177          3,611
Finished products                                          6,510          4,705
                                                     -----------     -----------

                                                        $ 14,433       $ 12,926
                                                     ===========     ===========

Note 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment, at cost, were as follows:

                                                              December 31,
                                                     ---------------------------
                                                         1998            1997
                                                     -----------     -----------
                                                            (In thousands)

Machinery and equipment                                  $5,697         $ 5,537
Furniture and fixtures                                    1,234           1,027
Leasehold improvements                                    2,153           2,181
                                                     -----------     -----------
                                                          9,084           8,745

Less accumulated depreciation and amortization           (6,809)        (6,351)
                                                     -----------     -----------

                                                         $2,275         $ 2,394
                                                     ===========     ===========

================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================

Note 5 - OTHER ACCRUED LIABILITIES

Other accrued liabilities were as follows:

                                                              December 31,
                                                     ---------------------------
                                                         1998            1997
                                                     -----------     -----------
                                                            (In thousands)

Warranty and product upgrades                             $2,175          $2,322
Customer deposits                                            841           1,954
Employee compensation                                      1,090             735
Deferred service revenues                                  1,619             663
Other                                                      2,253           1,287
                                                     -----------     -----------

                                                          $7,978          $6,961
                                                     ===========     ===========

Note 6 - LINE OF CREDIT

As of December 31, 1997, the Company had $5,000,000 available under a line of credit secured by foreign receivables that expired in August 1998. No amounts were outstanding as of December 31, 1997. Interest under the line of credit was computed based on the average daily loan balance at a rate equal to prime plus 0.25%.

Note 7 - RELATED PARTY TRANSACTIONS

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

The Company recognized revenues of $2,800,000, $4,648,000 and $8,726,000 in 1998, 1997, and 1996, respectively, from sales to the Joint Venture and has $1,982,000 and $1,438,000 in accounts receivable from the Joint Venture at December 31, 1998 and 1997, respectively. All scanner sales to Imatron Japan, Inc. are sold under irrevocable letters of credit without a right of return.

POSITRON CORPORATION

In conjunction with the execution of a letter of intent and the January 25, 1999 consummation of a purchase business combination (see Note 18) with Positron Corporation ("Positron"), the Company made working capital advances to Positron under a $600,000 credit facility. The financing bears interest at 1/2% over the prime rate, is due March 1, 2000 and is secured by all of Positron's assets. Positron has been operating under severe liquidity and working capital constraints. At December 31, 1998, Imatron advanced to Positron $600,000 under this credit facility which has been included in other assets.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================

NOTES RECEIVABLE FROM OFFICERS

At December 31, 1998, the Company held three notes receivable amounting to $336,000, $115,000 and $37,000 from the Company's Chief Executive Officer, the Chairman of the Board, and the Chief Financial Officer, respectively. These notes arose from transactions in 1998, whereby the Company provided loans with a term of one year for the purchase of 925,000 shares of common stock under the Company's stock option plan. Interest is charged at the applicable short-term federal rates as prescribed by the Internal Revenue Service and is due quarterly. The loans are full recourse and collateralized by the shares of common stock and the personal property of the executives. The receivable is shown on the balance sheet as a reduction in equity.

Note 8 - COLLABORATION AGREEMENTS

SIEMENS CORPORATION

For the period from March 31, 1995 to March 31, 1998, the Company and Siemens Corporation ("Siemens") operated under a 1995 Memorandum of Understanding whereby Siemens provided $15,000,000 to the Company's C-150 Evolution Ultrafast CT scanner research and development program paid to the Company in quarterly non-refundable payments. The results of the collaborative research were jointly owned by the parties and cross licensed. For the period from March 31, 1995 to March 31, 1998 Siemens retained exclusive distribution rights in certain geographical regions for sales of the C-150/Evolution scanner.

On April 1, 1998, Imatron's obligations and Siemens' funding under the Memorandum of Understanding terminated. In addition, Siemens surrendered its exclusive distribution rights and Imatron assumed worldwide distribution for its C-150 scanners. Imatron continues to provide scanner service support to Seimens' customers under an April 1997 service support agreement signed with Siemens. For an agreed upon amount, Imatron provides all pre-installation site planning, installation and application support, as well as, warranty and maintenance services, as a subcontractor to Siemens. Revenues for services are recognized ratably over the life of the contracts while other service revenues are recognized upon completion of work.

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

In consideration for the successful development and delivery of RTR-2000 systems, the Company has agreed to issue an aggregate of 6,000,000 warrants to purchase the Company's common stock at $4.50 per share. The warrants will be issued in installments based on TeraRecon achieving certain milestones in connection with the development of image reconstruction systems. In addition, TeraRecon has agreed to pay the Company an aggregate of $2,000,000 for 4,000,000 of the 6,000,000 warrants and to make royalty payments to Imatron equal to 3% of net sales of CT scanners with RTR-2000 systems sold to third parties.

On October 21, 1997, the Company issued a total of 3,000,000 warrants to TeraRecon upon the successful delivery of 4 Prototype I units. Pursuant to the development agreement, TeraRecon paid the Company $1,000,000 for the warrant to purchase 2,000,000 shares of the Company's common stock at $4.50 per share. In March 1998, the Company issued another warrant to TeraRecon to purchase 1,000,000 shares of the Company's common stock at $4.50 per share at no charge for the delivery of the first Prototype II unit.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
In February 1999, the Company and TeraRecon agreed to modify the development agreement by releasing TeraRecon from its obligation to purchase 2,000,000 stock purchase warrant for $1,000,000. In addition, TeraRecon has agreed to develop a more stable, reliable, and easier-to-maintain image reconstruction system at no additional cost to Imatron and upgrade five units of the current RTR-2000 systems for no more than $25,000 per unit. Imatron has agreed to cancel the 3% royalty payment per unit per the original agreement.

As Imatron did not receive a license in the TeraRecon technology nor is there any future alternative uses to the prototypes purchased by Imatron, in accordance with SFAS No. 2, "Accounting for Research and Development Costs," a $50,000 and $750,000 charge to research and development expense was recognized in 1998 and 1997, respectively, upon TeraRecon meeting the agreed-upon milestones. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's recorded research and development expense was based on the fair market value of the warrants at the time of issuance using an option pricing model less any cash received.

GENERAL ELECTRIC MEDICAL SYSTEMS

On July 1, 1998, the Company entered into a non-exclusive distributor agreement with GE Medical Systems (GEMS) to sell Ultrafast CT scanners throughout the United States and Canada. The agreement provides that all contracts resulting from the joint marketing effort are written directly by the Company. Imatron assumes installation and customer service activities, while GEMS provides financing options for customers purchasing the equipment. The contract has a term of two years with an option to extend for an additional year at GEMS's sole discretion. This agreement does not constitute a licensing or transfer of any of Imatron's intellectual property to GEMS. The Company has agreed to pay GEMS a commission on all sales directly resulting from the Company's corporate alliance with GEMS.

Note 9 - COMMITMENTS and CONTINGENCIES

OPERATING LEASES

The Company leases its present facilities under various operating leases expiring between July 1998 and December 2005. Future minimum rental payments under the leases as of December 31, 1998, are as follows (in thousands):

          1999                     $ 1,173
          2000                       1,223
          2001                       1,261
          2002                       1,310
          2003                       1,385
          Thereafter                   232
                            ================
          Total                    $ 6,584
                            ================

Rent expense for operating leases totaled $972,000, $914,000 and $819,000 in 1998, 1997, and 1996, respectively.

CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under non-cancelable lease agreements. In addition, HeartScan leases five scanners for its clinics, payments of which are guaranteed by Imatron. The equipment leased by Imatron and HeartScan are accounted for as capital leases. As of December 31, 1998, equipment under the capital lease arrangements and included in property and equipment aggregated $275,000. Accumulated amortization related to this equipment totaled $182,000 as of December 31, 1998.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
Future minimum lease payments under capital lease obligations at December 31, 1998, are as follows (in thousands):

          1999                                                $ 74
          2000                                                  18
          2001                                                  10
          2002                                                  10
          2003                                                   7
                                                      ---------------
          Total minimum payments                               119

          Less amounts representing interest                  (16)
                                                      ---------------
          Total principal                                      103

          Less portion due within one year                    (64)
                                                      ===============
          Long-term portion                                     39
                                                      ===============

Deferred income on sale-leaseback transactions amounted to $1,491,000 and $1,992,000 at December 31, 1998 and 1997, respectively.

Interest paid on long-term obligations including capital lease obligations was $20,000, $27,000 and $63,000 in 1998, 1997, and 1996, respectively.

LICENSE AGREEMENTS

In February 1981, the Company was granted the exclusive use for five years and nonexclusive use thereafter of certain technology and a patent pending owned by the University of California ("UC") under the terms of license and sublicense agreements between UC and Emersub Incorporated ("Emersub"), a wholly owned subsidiary of Emerson Radio Corp. and Imatron Associates (the predecessor to the Company). In June 1986, the license and sublicense agreements were amended to extend the Company's exclusive use of the technology through the remaining life of the patent #4,352,021, "X-ray Transmission Scanning System and Method and Electron Beam X-ray Scan Tube for Use Therewith" in exchange for modified annual royalty payments to Emersub equal to 2.125% of net sales of certain components of the C-150 Ultrafast scanner. The Company is obligated to make annual royalty payments through January 7, 2000. Charges to operations for 1998, 1997, and 1996 were $158,000, $179,350 and $91,470, respectively.

Pursuant to the 1995 Memorandum of Understanding with Siemens, the Company transferred five patents to Siemens, two of which cover features of the Company's C-150 scanner. Siemens has granted to the Company a non-exclusive, irrevocable, perpetual license to the five patents. The license is subject to a royalty of $20,000 for each new C-150 unit (or other EBT unit produced by Imatron after April 1, 1995), commencing with the 21st C-150 (or other Imatron
EBT) unit produced in any year and continuing thereafter for ten years after such first quarter in which such 21st unit is produced. To date, Imatron has not produced more than 20 scanners in any year and, therefore, no royalties have been due under this agreement.

Note 10 - CAPITAL STOCK

COMMON STOCK

In 1996, Imatron sold 4,500,000 shares of common stock and issued five-year warrants to purchase 2,000,000 shares of common stock at an average price of $3.45 per share, netting proceeds of $11,348,000.

On July 7, 1997, the Company filed an amendment to its Certificate of Incorporation. The amendment, which was approved by the Board of Directors on April 30, 1997, and by the shareholders at the annual meeting on June 30, 1997, increases the number of authorized shares of the Company's Common Stock from 100 million shares to 150 million.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================

HEARTSCAN PREFERRED STOCK

HeartScan has authorized 1,000,000 shares of .001 par value preferred stock. There are 200,000 issued and outstanding shares at December 31, 1998 and 1997 of which 100,000 shares have been designated "Series A Preferred Stock" and 100,000 have been designated "Series B Preferred Stock."

The holders of outstanding shares of Series A and B Preferred Stock are entitled to receive dividends in preference to the payment of any dividends on HeartScan common stock. Before any dividend may be paid on the common stock, a dividend in an amount equal to or greater than the dividend proposed to be paid on the common shares must be paid to the Series A and B Preferred Stock holders. To date, no dividend has been distributed to the holders of preferred stock.

Each share of Series A and B Preferred Stock is entitled to ten votes.

Each share of Series A and B Preferred Stock is convertible into ten shares of HeartScan common stock at any time but conversion is mandatory upon the successful completion of a HeartScan initial public offering. Additionally, the Series A Preferred Stock is convertible at the sole option of the holder into Imatron common stock at an exchange price of $5.00 per share until the earlier of a) a two-year period following closing of the Preferred Stock offering (June 26, 1998); or b) a HeartScan initial public offering. If there is no HeartScan initial public offering by June 26, 1998, Series A Preferred Stock holders may convert the HeartScan Series A Preferred Stock into Imatron common stock at a conversion price equal to the greater of $1.50 per share or a 27% discount from the weighted average closing price of Imatron common stock for the 90-day period immediately preceding the conversion. Conversion may occur beginning June 26, 1998 and for each date that is three months thereafter to and including June 26, 2000.

Imatron was the holder of the Series B Preferred Stock at December 31, 1998 and 1997.

The Series A Preferred Stock was sold on June 26, 1996 in a private placement offering at $160 per share which realized net proceeds to the Company of $14,798,000. The investment by the Series A Preferred Stock holders has been accounted for as a minority interest holding in HeartScan with $5,890,000 of the proceeds being allocated to paid-in capital for the intrinsic value of the Imatron beneficial conversion feature (see Note 17). Minority interest expense of $874,000, $1,744,000 and $3,272,000 has been recognized for the amortization of the beneficial conversion feature for 1998, 1997 and 1996, respectively.

On June 26, 1998 and October 1, 1998, shareholders holding 94,331 and 5,669 shares, respectively, converted their Series A Preferred shares into 7,496,000 shares of Imatron common stock.

As of December 31, 1996, 30,002 warrants to purchase one share each of HeartScan Common Stock were issued in connection with the above-mentioned private placement. These warrants are exercisable at $16.00 per share and expire in June 2001.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================

WARRANTS

A summary of the Company's outstanding warrants as of December 31, 1998, 1997 and 1996 and changes during the years then ended is presented below (in thousands, except per share amounts):

                                                                       Warrants to Purchase      Weighted Average        Range of
                                                                           Common Shares          Exercise Price    Expiration Dates
                                                                       --------------------      ----------------   ----------------

Outstanding at December 31, 1995                                                 3,567                   1.40            1996 -1999
Issued                                                                           2,826                   3.25
Exercised                                                                       (3,222)                  1.28
Cancelled                                                                         --                                            --
                                                                                ------                   ----            -----------

Outstanding at December 31, 1996                                                 3,171                   3.17            1997 - 2000
                                                                                ======                   ====            ===========

Issued                                                                           3,277                   4.34
Exercised                                                                         (284)                  1.98
Cancelled                                                                         --                      --                    --
                                                                                ------                   ----            -----------

Outstanding at December 31, 1997                                                 6,164                   3.85            1998 - 2002
                                                                                ======                   ====            ===========

Issued                                                                           1,130                   4.22
Exercised                                                                         (213)                  1.82
Cancelled                                                                         --                      --                    --
                                                                                ------                   ----            -----------

Outstanding at December 31, 1998                                                 7,081                   3.97            1999 - 2002
                                                                                ======                   ====            ===========

                              Charges to operations relating to the issuance of these warrants totaled
                                   $50,000, $750,000 and $0 in 1998, 1997 and 1996, respectively.

COMMON STOCK RESERVED

At December 31, 1998, the Company has reserved shares of common stock for future issuances as follows (in thousands):

                    Stock option  plans                                    3,962
                    Stock options outside the plans                        1,500
                    Stock purchase plan                                      345
                    Stock warrants                                         7,081
                    Stock bonus plans                                        388
                                                                         -------
                           Total                                          13,276
                                                                         =======

Note 11 - STOCK-BASED COMPENSATION

STOCK BONUS PLAN

In February 1987, the Company adopted the 1987 Stock Bonus Plan which was approved by the shareholders. The stock bonus plan was adopted to reward and to provide incentive to participants for services. The total number of common shares that may be granted is 1,200,000, with no more than 400,000 shares awarded in any fiscal year. The Company granted 285,250, 97,655 and 19,409 shares under the plan in 1998, 1997, and 1996, respectively. Accordingly, the Company recorded compensation expense equal to the fair value of the stock issued amounting to $460,000, $261,000 and $69,000 in 1998, 1997 and 1996,
respectively.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================

EMPLOYEE STOCK PURCHASE PLAN

In March 1994, the Company adopted an employee stock purchase plan covering most employees. Under the plan, employees may contribute up to 10% of their compensation to purchase shares of the Company's common stock at the lesser of 85% of the stock's fair market value at the beginning of the initial offering period or end of each three-month interim offering period. The maximum number of shares offered under the Plan is 1,800,000 shares of common stock. A total of 188,863, 193,208 and 228,222 shares were issued at weighted average purchase price of $1.76, $2.06 and $1.44 per share in 1998, 1997, and 1996, respectively. The weighted average fair value of the purchase rights associated with the employee stock purchase plan were $0.29, $0.34 and $0.00 in 1998, 1997 and 1996, respectively.

STOCK OPTION PLANS

At December 31, 1997, Imatron has two and HeartScan has one stock option plan, which are described below. The Company applies APB No. 25 and related interpretations in accounting for its plans.

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company has accounted for its employee stock options and employee stock purchase plan under the fair value method of that Statement. The fair value of options was estimated at the date of grant using an option pricing model with the following weighted-average assumptions:

                                               1998        1997        1996
                                            ---------    --------    --------

       Expected stock price volatility        80.20%      80.20%       80.20%
       Risk-free interest rate                 5.50%       6.27%        6.25%
       Expected life - years                   7.53        3.54         3.64
       Expected dividend yield                 0.00%       0.00%        0.00%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had the Company elected to recognize compensation expense based on the fair value of the options granted at grant dates as prescribed by SFAS 123, net loss and basic and diluted loss per share would have been increased to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                                     1998      1997       1996
                                                   --------  --------   --------

Net loss - as reported                             ($14,781) ($11,422) ($13,737)
Net loss - pro forma                               ($15,763) ($12,516) ($14,156)
Basic and diluted-net loss per share-as reported     ($0.18)   ($0.15)   ($0.18)
Basic and diluted-net loss per share-pro forma       ($0.19)   ($0.16)   ($0.19)

The weighted average fair value of options granted in 1998, 1997 and 1996 were $1.92, $2.57 and $2.63 per share, respectively. The weighted average remaining contractual life of all options at December 31, 1998, is 5.47 years.

The pro forma effect on net loss is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants prior to 1995, and the compensation expense that will be recognized in future years as the vesting options become exercisable.

DIRECTOR STOCK OPTION PLAN

In June 1991, the Company adopted a non-employee Directors' Stock Option Plan for the directors of Imatron. The Directors Plan provides for the automatic grant of non-statutory options to non-employee directors. The Directors Plan initially covered 250,000 shares of the Company's common stock. In June 1993 an amendment to the non-employee Directors Plan was approved increasing the number of shares to 550,000.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
On July 13, 1998 at the annual meeting, the shareholders approved the Company's Amended and Restated Directors' Stock Option Plan, and an increase in the number of authorized shares of common stock thereunder, from 550,000 to 1,000,000 shares.

All stock options under the Directors Plan are granted at 85% of the common stock's fair market value at the grant date. Options granted under the plan generally vest immediately with an option for the Company to repurchase the shares and expire ten years from the grant date.

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

On October 23, 1998, the Company made an offer to its employees to cancel and re-grant at October 23, 1998, all outstanding options with exercise prices greater than $1.50. Outstanding options to purchase 1,158,992 shares at exercise prices ranging from $1.78 to $2.56 were re-granted and repriced at $1.50, the closing price at October 23, 1998.

With respect to the October 23, 1998 option repricing, employees were given 4 weeks to execute an agreement to obtain the lower priced options. The Company considered this offering period and concluded that it had an immaterial effect on compensation expense required to be recorded. There was no such repricing "window" for the February 24, 1998 option exchange.

All incentive stock options are granted at the common stock's fair market value at the grant date and non-statutory stock options are granted at not less than 85% of the common stock's fair market value at the grant date. Options granted prior to 1998 under the plan generally vest evenly over four years following the grant date and expire five years from the grant date. Options granted in 1998 generally vest evenly over four years and expire 10 years subsequent to the date of grant.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
A summary of the activity under the Imatron stock option plans is as follows (in thousands, except per share amounts):

                                                                                                 Outstanding Options
                                                                                 ---------------------------------------------------
                                                              Shares                                  Exercise             Aggregate
                                                             Available          Number of             price per             exercise
                                                             for Grant            shares               share                  price
                                                              -------            -------            -------------           -------

Balances at December 31, 1995                                   2,672              3,385            $0.43 - $1.22           $ 2,739

  Options expired                                                  (6)              --              $0.51 - $0.56                (3)
  Options granted                                                (514)               514            $2.06 - $5.00             1,060
  Options exercised                                              --                 (940)           $0.51 - $2.06              (795)
  Options canceled                                                102               (102)           $0.56 - $1.22               (93)
                                                              -------            -------            -------------           -------

Balances at December 31, 1996                                   2,254              2,857            $0.43 - $5.00           $ 2,908

  Options expired                                                 (14)              --              $        0.56                (8)
  Options granted                                              (1,219)             1,219            $1.78 - $3.31             3,129
  Options exercised                                              --                 (305)           $0.48 - $2.63              (274)
  Options canceled                                                 83                (83)           $0.56 - $2.63              (171)
                                                              -------            -------            -------------           -------

Balances at December 31, 1997                                   1,104              3,688            $0.43 - $5.00           $ 5,584

  Shares reserved for issuance                                    450               --                       --                --
  Options granted                                              (1,254)             1,254            $1.28 - $2.56             2,774
  Options exercised                                              --               (1,280)           $0.37 - $2.63              (724)
  Options canceled                                                178               (178)           $0.61 - $3.31              (411)
  Options repricing:
     Options canceled                                            --               (1,920)           $1.78 - $2.56            (4,988)
     Options re-granted                                          --                1,920            $1.50 - $2.56             3,685
                                                              -------            -------            -------------           -------

Balances at December 31, 1998                                     478              3,484            $0.61 - $5.00             5,920
                                                              =======            =======            =============           =======

The following table summarizes information concerning Imatron's outstanding and exercisable options as of December 31, 1998 (in thousands, except per share amounts):

                                                              Options Outstanding                   Options Exercisable
                                                  -------------------------------------     ------------------------------
                                                         Weighted                             Weighted
                                                      Average             Weighted             Average
                                                     Remaining            Average              Number
           Range of          Number of Shares     Contractual Life        Exercise               of            Exercise
       Exercise Prices                                                     Price               Shares            Price
------------------------     ----------------     ----------------    -----------------     --------------    ------------

        $0.61 - $2.00                  2,431               6.24                $1.34                   870     $1.09
        $2.01 - $3.50                    978               3.80                $2.36                   516     $2.30
        $3.51 - $5.00                     75               2.59                $4.66                    63     $4.79
                             ----------------     ----------------    -----------------     --------------    ------------
                                       3,484               5.47                $1.70                 1,449     $1.68
                             ================     ================    =================     ==============    ============

Options for 1,448,685, 2,185,394 and 1,588,533 shares of the Company's common stock were exercisable under the plans at December 31, 1998, 1997, and 1996 at an aggregate exercise price of $2,435,529, $2,527,620 and $1,460,599, respectively.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
In October 1995, HeartScan approved the adoption of the HeartScan Imaging, Inc. 1995 Stock Option Plan ("HSI Stock Option Plan") which provides for the granting of incentive stock options to employees and nonstatutory stock options to employees, nonemployee directors, and certain consultants. All incentive stock options are granted at the common stock's fair market value at the grant date, and nonstatutory stock options are granted at not less than 85% of the common stock's fair market value at the grant date. Options granted under the plan generally vest annually over four years following the grant date and have a maximum term of ten years.

A summary of the activity under the HSI Stock Option Plan is as follows (in thousands, except per share amounts):

                                                Shares               Number of        Aggregate            Aggregate
                                             available for            shares          Price per            exercise
                                                 grant              outstanding         share                price
                                            -----------------    ----------------   ----------------     ----------------
Balances at December 31, 1995                        138                113           $0.001                    $--

Shares granted                                       (75)                75           $0.10                     $8
Options exercised                                     --                (73)          $0.001                    --
                                            -----------------    ----------------   ----------------     ----------------

Balances at December 31, 1996                         63                115           $0.07                     $8

Shares reserved                                      250                 --              --                     --
Options granted                                     (154)               154           $0.25                    $38
Options exercised                                     --               ( 39)          $0.04                   $( 2)
                                            -----------------    ----------------   ----------------     ----------------

Balances at December 31, 1997                        159                  230          $0.19                   $44

 Options exercised                                     --                  (9)          $0.05                    --
 Options canceled                                      48                 (48)          $0.25                 $(12)
                                            -----------------    ----------------   ----------------     ----------------

 Balances at December 31, 1998                        207                  173          $0.18                   $32
                                            =================    ================   ================     ================

The following table summarizes information concerning HeartScan's outstanding and exercisable options as of December 31, 1998 (in thousands, except per share amounts):

                                                          Options Outstanding                     Options Exercisable
                                              --------------------------------------    ----------------------------------
                                                 Weighted                                  Weighted
                                                  Average             Weighted              Average
                                                 Remaining            Average               Number
          Range of           Number of          Contractual           Exercise                of              Exercise
       Exercise Prices        Shares               Life                Price                Shares              Price
-----------------------     --------------    ---------------    -------------------    ----------------    --------------
        $0.10 - $0.25               173          7.68                   $0.18                   131             $0.16
                            --------------    ---------------    -------------------    ----------------    --------------
                                    173          7.68                   $0.18                   131             $0.16
                            ==============    ===============    ===================    ================    ==============

At December 31, 1996, options to purchase 18,750 shares of HeartScan common stock were exercisable at an aggregate exercise price of $1,875.

At December 31, 1997, there were 88,815 shares of HeartScan common stock exercisable at an aggregate exercise price of $489,813.

Certain options were granted to an officer of the Company outside of the HSI Stock Option plan with exercise prices less than the fair market value of the stock at the date of grant. The difference between the exercise price and fair market value of HeartScan's common stock at the date of issue of the stock options totaling $329,000 has been recorded as deferred compensation and a component of stockholders' equity. Of this amount, $62,000, $70,000 and $27,000 have been recognized as compensation expense in 1998, 1997 and 1996, respectively. The remaining $168,000 will be recognized as an expense as the shares vest over a period of up to four years.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================

Note 12 - RETIREMENT SAVINGS PLAN

RETIREMENT SAVINGS PLAN

In 1987, the Company established a qualified retirement plan under the provisions of section 401(K) of the Internal Revenue Code, in which eligible employees may participate. Substantially all participants in this plan are able to defer compensation up to the annual maximum amount allowable under the Internal Revenue Service regulations. The Plan was amended in 1994 to provide for employer contributions equal to 50% of every dollar of employee contribution, with a maximum of 6% of employee wages. The Company contributed
approximately  $281,000,   $259,000  and  $212,000  in  1998,  1997,  and  1996,
respectively.

Note 13 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of December 31, are as follows (in thousands):

                                                                                              1998                1997
                                                                                     ----------------    ----------------
           Deferred tax assets:
            Net operating loss carryforwards                                               $31,135            $ 26,890
            Federal credit carryforwards                                                     1,767                 970
            Expenses not currently deductible for tax purposes                               7,041               6,478
            Deferred revenue previously taxed                                                  376                 394
            Other                                                                              264                 265
                                                                                     ----------------    ----------------
            Deferred tax assets                                                             40,763              34,997

           Valuation allowance                                                            (37,353)            (32,081)
                                                                                     ----------------    ----------------

           Net deferred tax assets                                                           3,410               2,916
                                                                                     ----------------    ----------------

           Deferred tax liabilities:
            State income taxes                                                               1,066                 764
            Other                                                                            2,344               2,152
                                                                                     ----------------    ----------------
           Deferred tax liabilities                                                          3,410               2,916
                                                                                     ----------------    ----------------

            Net deferred taxes                                                                $ --                 $--
                                                                                     ================    ================

The net change in the valuation allowance was $5,272,000, $3,243,000 and $6,431,000 for 1998, 1997 and 1996, respectively, principally resulting from net operating loss carryforwards.

The   reconciliation  of  income  tax  attributable  to  continuing   operations
calculated at the U.S. federal statutory rate to the effective tax rate is as follows:
                                          1998          1997         1996
                                    ----------    ----------    ---------
   Federal statutory rate                (34%)         (34%)         (34%)
   Valuation allowance                    34%           34%           34%
                                    ==========    ==========    =========
   Effective tax rate                      0%            0%           0%
                                    ==========    ==========    =========
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
Due to the issuance of preferred stock which occurred June 26, 1996, utilization of the net operating loss and tax credit carryforwards for the Company and its subsidiary, HeartScan, will be subject to separate return limitations.

At December 31, 1998, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $70,445,000 and $9,745,000, respectively. Additionally, the Company has research and development and alternative minimum tax credit carryforwards of approximately $1,767,000 at December 31, 1998. The net operating loss and the research and development tax credit carryforwards expire in various years from 1999 through 2018. In addition, HeartScan has net operating loss carryforwards for federal and state income purposes of approximately $17,966,000 and $4,201,000 respectively. The net operating loss carryforwards expire in various years from 1999 through 2018.

Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss and tax credit carry forwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

Note 14 - NET LOSS PER SHARE

The computation of basic and diluted loss per share for both continuing and discontinued operations for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                                  1998              1997             1996
                                                                            ----------------  ----------------  -------------
                                                                                 (In thousands, except per share amounts)

Loss from continuing operations                                             $    (9,400)      $    (3,250)          (5,892)
                                                                            ================  ================  =============
Loss from discontinued operations                                           $    (4,507)      $    (6,428)      $   (4,573)
                                                                            ================  ================  =============
Net loss                                                                    $   (14,781)      $   (11,422)      $  (13,737)
                                                                            ================  ================  =============

Weighted average common shares - basic and diluted                               83,941            78,461           74,406
                                                                            ================  ================  =============

Basic and diluted loss per share:
     Loss from continuing operations                                        $     (0.11)      $     (0.04)      $    (0.08)
                                                                            ================  ================  =============
     Loss from discontinued operations                                      $     (0.05)      $     (0.08)      $    (0.06)
                                                                            ================  ================  =============
     Net loss                                                               $     (0.18)      $     (0.15)      $    (0.18)
                                                                            ================  ================  =============

Antidilutive options and warrants not included in calculation                       986             3,114            2,608
                                                                            ================  ================  =============

Note 15 - ENTERPRISE WIDE SEGMENT DISCLOSURES

The Company operates in two industry segments. Imatron operates in one industry segment in which it designs, manufactures, services and markets a computed tomography scanner and HeartScan Imaging, Inc., operates centers that perform the coronary artery scan procedures. The Company is currently selling its interests in HeartScan (see Note 16).
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
Foreign  based  revenues  relate to the sale of  scanners  by the  Company.  The scanner sales price varies depending on the customer requirements. In particular, sales to Siemens, Imatron Japan, Inc. and third-party leasing companies have a lower gross margin than sales to third parties. The following table represents the scanner sales by significant geographic areas (in thousands):

                                            1998          1997         1996
                                        ----------    ----------   ----------

United States ( a )                       $ 12,931       $ 2,803      $ 2,747
Europe ( b )                                 2,326         5,064        1,748
Japan ( c )                                  2,800         4,200        7,150
Asia Pacific ( d )                              --        10,896        1,500
South Africa                                    --         2,130           --
Dubai                                        1,837            --           --
Brazil                                       1,880            --           --
                                        ----------    ----------   ----------

    Total scanner sales (e)                 21,774        25,093       13,145

    Sale leaseback profit recognized           501           501          428
    Upgrade sales                              272         1,774        2,590
                                        ----------    ----------   ----------

    Total product sales                   $ 22,547      $ 27,368     $ 16,163
                                        ==========    ==========   ==========

(a) Sales to third-party leasing companies under the sale-leaseback transactions amounted to $1,774,000 in 1996. Sales to Siemens amounted to $800,000 and $1,603,000 in 1998 and 1997, respectively.

(b) Sales to Siemens  amounted to $926,000,  $4,137,000  and $1,748,000 in 1998,
    1997 and 1996, respectively. Sales to third-party leasing companies under the sale-leaseback transactions amounted to $927,000 in 1997.

(c) Sales to an affiliated customer, Imatron Japan, Inc.

(d) Sales to customers in China, Malaysia, Singapore and Korea.

(e) All sales are denominated in US currency, therefore, there is no foreign currency risk.

Note 16 - DISCONTINUED OPERATION -- SALE OF HEARTSCAN SUBSIDIARY

On July 13, 1998 (the measurement date), the Company adopted a formal plan to sell its HeartScan subsidiary in order for the Company to focus more comprehensively on the core business of manufacturing and serving quality Ultrafast CT scanners. Accordingly, the operating results of the HeartScan operations are reflected as discontinued operations for all periods presented in the Company's statements of operations and as net assets (liabilities) of discontinued operations in the December 31, 1998 and 1997 balance sheets.

HeartScan statements of operations data are as follows (in thousands):

                                        1998           1997            1996
                                    -----------    -----------    ------------

Revenues                               $3,996         $2,542          $1,293
Costs and expenses                     (8,503)        (8,970)         (5,866)
                                    -----------    -----------    ------------
Loss before income taxes               (4,507)        (6,428)         (4,573)

Provision for income taxes                 --             --              --
                                    -----------    -----------    ------------
Loss from discontinued operations    $ (4,507)      $ (6,428)       $ (4,573)
                                    ===========    ===========    ============

HeartScan statements of operations include costs of sales of $602,000, $436,000 and $366,000 in 1998, 1997 and 1996, respectively, related to transactions with Imatron.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
 A summary of the net assets of discontinued operation is as follows:

                                                                                      December 31,
                                                                        -----------------------------------------
                                                                              1998                   1997
                                                                        ------------------     ------------------
                                                                                      (In thousands)
Cash and cash equivalents                                                         $1,273                 $6,025
Accounts receivable - net and other current assets                                   327                    334
Other current liabilities                                                           (92)                   (94)
Lease obligations - current                                                      (1,728)                (1,568)
                                                                        ------------------     ------------------
Net current assets (liabilities) of discontinued operation                       $ (220)                 $4,697
                                                                        ------------------     ------------------
Property, plant and equipment, net                                                 6,381                  7,966
Other assets                                                                           5                      5
Lease obligations - long-term portion                                            (2,900)                (4,396)
                                                                        ------------------     ------------------
Long-term net assets of discontinued operation                                    $3,486                 $3,575
                                                                        ==================     ==================

The Company expects that the discontinued operation will continue to operate at a loss through the disposal date.

On February 10, 1999, the Company sold the HeartScan - San Francisco center and related C-150 scanner and other equipment for $1,500,000. The resulting net gain on sale of approximately $1,492,000 will be included in the "Gain on sale of assets" in the Condensed Consolidated Statements of Operations for the three months ended March 31, 1999.

The Company is selling each individual center separately. The sale of the Pittsburgh, Houston, and Washington, D.C. centers of HeartScan is expected to close in the first quarter of 1999.

Note 17 - RESTATEMENT

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

Prior to applying the accounting described above in its previously issued financial statements, the Company had not recognized an intrinsic value dividend on the HeartScan preferred stock which was issued in June 1996. The discounted conversion features of this preferred stock into Imatron common stock (the immediate conversion at $5.00 per share and the conversion in two years from the date of the preferred stock issuance at a 27% discount) was provided to the preferred shareholders, in essence to provide them with an exit strategy in the absence of a HeartScan IPO (see note 10). Thus, the Company did not believe a discount should be recognized on a contingently issuable security. Furthermore, at the time of agreeing to the terms of the transaction the $5 per share immediate conversion price was above the market price of the Company's common stock but at the time the HeartScan preferred stock was actually issued, the market price had increased to $5.75 and thereafter, it dropped below $5 again. Accordingly, the Company did not believe that any calculation of the discount should include the impact of this short-term market fluctuation.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
In December 1997, the staff of the SEC gave a speech further refining its March 1997 announcement. Based on discussions with the staff of the SEC in April 1998, the staff concluded that the Company should retroactively apply its announcement because it should be applied to contingently issuable securities and, as discussed in the December speech, the portion attributable to the discount that could have been obtained immediately on conversion (even though the shares had not been registered yet) should be recognized on the day the preferred shares were issued. The balance of the discount based on a market value of $5.75 per common share is being recognized over two years from the date of issuance.

The consolidated financial statements for the year ended December 31, 1996 have been restated to give effect to the accounting treatment described above. The restatement resulted in the recognition of a minority interest charge of $3,272,000 (including $2,400,000 as of the date of the preferred shares were issued) in the consolidated statement of operations increasing the Company's net loss from $10,465,000 to $13,737,000.

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

Note 18 - SUBSEQUENT EVENTS

On January 6, 1999 (closing date), the Company acquired Caral Manufacturing ("Caral") for $1,600,000. Caral, a major vendor, manufactures custom-made parts for the scanners which is the most expensive component of the scanner. The purchase price consisted of $275,000 in cash and 629,339 restricted shares of Imatron common stock valued at $825,000 or $1.3109 per share and other acquisition related expenses of approximately $50,000, consisting primarily of payments of legal fees. In addition, Imatron will issue Caral, shares of Imatron common stock equivalent to $500,000 in six months from the closing date should the average stock price remain or fall below $1.3109. The price is determined as the average closing bid price of Imatron common stock on June 21 through July 2, 1999 (average stock price). If the value of the 629,339 shares issued to Caral on closing date, based on the average stock price, plus the cash payment of $275,000 is below $1,100,000, Imatron will issue Caral additional shares based on the average stock price, equivalent to $500,000 minus 50% in excess of $1,100,000. In no case will the value of the additional shares issued be more than $500,000.

The acquisition will be accounted for using the purchase method of accounting, and accordingly, the operating results of Caral will be included in the Company's consolidated financial statements from January 6, 1999 forward. The purchase price will be allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. The estimated fair value of assets acquired was $703,000 and liabilities assumed was $320,000. The excess of the aggregate purchase price over the fair market value of net assets acquired will be classified as goodwill, and amortized on a straight line method over 15 years.

On January 25, 1999, the Company acquired a controlling interest in Positron representing 9,000,000 shares of common stock for $100. Imatron is working with third-party equity financing groups in an attempt to re capitalize Positron and support its re-entry into the medical imaging market. The acquisition will be accounted for using the purchase method of accounting, and accordingly, the operating results of Positron will be included in the Company's consolidated financial statements from January 25, 1999 forward. The purchase price will be allocated to the underlying assets and liabilities based on their respective estimated fair value at the date of acquisition. The estimated fair value of assets acquired was $860,000 and liabilities assumed was $7,190,000 as of December 31, 1998. The excess of the aggregate purchase price over the fair market value of net assets acquired will be classified as goodwill and amortized on a straight line basis over 15 years.
================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
On February 8, 1999, the Company began implementing a restructuring plan to reduce costs and improve operating efficiencies. The plan included elimination of 59 positions in various departments of the Company and its HeartScan subsidiary including disposal of its HeartScan operations (see note 16). In addition, the Company put a moratorium on salary increases for its executive personnel effective until the Company meets its financial goals and objectives. The one-time cost associated with this reduction in staff, consisting primarily of severance and related benefits, is estimated to be approximately $400,000 which will be recorded in the first quarter of 1999.

================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================

                                                            SCHEDULE II

                                                            IMATRON INC.
                                           Valuation and Qualifying Accounts and Reserves
                                                           (In thousands)





                                                           Balance at
                      Description                        the beginning        Charged to                            Balance at
                                                         of the period         costs and                            end of the
                                                                                expenses         Deductions            period

Balances for the year ended December 31, 1996:
    Allowance for doubtful accounts receivable                $  171           $  1,080            $ (141)            $ 1,110
    Inventory reserves                                         2,666                319                --               2,985
     Reserve for warranty                                      1,352                917              (918)              1,351

Balances for the year ended December 31, 1997:
    Allowance for doubtful accounts receivable                 1,110              1,380                --               2,490
    Inventory reserves                                         2,985                475              (101)              3,359
    Reserve for warranty                                       1,351              1,714            (1,275)              1,790

Balances for the year ended December 31, 1998:
    Allowance for doubtful accounts receivable                 2,490              1,155              (373)              3,272
    Inventory reserves                                         3,359                520              (175)              3,704
    Reserve for warranty                                       1,790              1,575            (1,373)              1,992

================================================================================

FY 1998                           IMATRON INC.                         FORM 10-K
================================================================================
IMATRON INC.

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

10.52    (22)*  Amendment No. 7 to Basic Agreement dated as of February 28,
                1995 between the Company and Siemens Corporation.

10.53    (22)*  Memorandum of Understanding dated March 31, 1995 between the
                Company and Siemens Corporation.

10.54    (24)   Development Agreement dated July 22, 1997 between the Company and TeraRecon Inc.

10.55    (25)   Stock  Purchase  Agreement  between the Company,  HeartScan
                Imaging, Inc., and investors in a Private Offering which concluded June 24, 1996.

10.56    (10)   Form of Warrant Purchase Agreement between the Company and investors in the Private Offering which concluded June 24, 1996.

10.57    (26)   Agreement for Service Support dated February, 1997 between the
                Company and Siemens Medical Systems, Inc.

10.58    (26)   Warrant Purchase Agreement between the Company and TeraRecon
                Inc. dated October 15, 1997

10.59    (26)   Warrant Purchase Agreement between the Company and TeraRecon
                Inc. dated October 21, 1997

10.60    (27)   Loan  agreement  between the Company  and  Positron  Corporation dated May 1, 1998, with schedules and exhibits.

10.61    (27)   Sales Representation Agreement dated July 1, 1998.

10.62 Employment Agreement dated January 4, 1999 between the Company and Terry Ross.

11.0            Computation of Per Share Earnings.

23.1            Consent of KPMG LLP.

23.2            Consent of Ernst & Young LLP.


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

(26)    Filed on an Exhibit to the Company's  Annual Report on Form 10-K for the
        fiscal  year  ended  December  31,  1997  and  incorporated   herein  by
        reference.

(27) Filed as an Exhibit to the Company's Registration Statement on Form S-3 filed on May 6, 1998 (Registration No. 333-51963).

(28) Filed on an Exhibit to the Company's Current Report on Form 8-K filed July 20, 1998 and incorporated herein by reference.