Form 10-K/A
period 1998-12-31
IMATRON INC
filed 1999-04-30
CIK 720477

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
The aggregate market value of the voting stock (which is the outstanding Common Stock) of the Registrant held by non-affiliates thereof, based upon the closing sale price of the Common Stock on February 10, 1999, on the Nasdaq National Market System ($1.44 per share) was approximately $124,667,000. For the purpose of the foregoing computation, only the directors and executive officers of the Registrant were deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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



================================================================================

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================

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

================================================================================

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
The Ultrafast CT scanner can be operated in three scanning modes: Single Slice mode, Multi-Slice mode and Continuous Volume Scanning mode. The Single Slice mode can acquire up to 140 images per acquisition and can be timed to the heart cycle with ECG triggering. This mode employs scan times from 100 milliseconds to 2 seconds as compared to 0.7 to 3 second exposure times of conventional CT scanners. The Multi-Slice mode incorporates scan times of 50 milliseconds and can acquire up to 180 images in 6 seconds. This mode can also be timed over the cardiac cycle with ECG triggering. The Continuous Volume Scanning mode can acquire up to 140 images in 15 seconds, outperforming spiral or helical scanning modes on conventional CT scanners. Advantages include excellent slice registration for 3D reconstruction, respiratory motion-free pulmonary imaging, pediatric scanning, trauma, IV contrast reduction, and increased patient throughput.

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
Cardiovascular disease is the number one cause of death in the United States, accounting for more than 950,000 deaths annually. Of these deaths, coronary heart disease accounts for approximately 500,000 deaths. Of particular importance is the fact that in approximately 150,000 cases annually, the first, last and only symptom of coronary heart disease is a fatal heart attack. The Company believes that this widespread incidence of coronary heart disease in the United States, coupled with the fact that a large number of asymptomatic individuals (650,000) experience heart attacks each year, indicates a clear need for a safe and effective screening test for the earliest stages of coronary heart disease.

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
CUSTOMER SERVICE

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
In February 1999, the Company and TeraRecon agreed to modify the development agreement releasing TeraRecon from its obligation to purchase the remaining
2,000,000 stock purchase warrants for $1,000,000. TeraRecon has agreed to develop a more stable, reliable, and easier-to-maintain image reconstruction system at no additional cost to Imatron and upgrade five units of the current RTR-2000 systems for no more than $25,000 per unit. Imatron will cancel the 3% royalty payment pursuant to the original agreement.

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
SALES INFORMATION
The scanner sales price varies depending on customer requirements. In particular, sales to Siemens, Imatron Japan, Inc. and certain distributors/sales agents have a lower gross margin than sales to other third parties. The sales price includes installation by field service personnel, system check and certification, customer applications training, and a 12-month warranty. In addition, local taxes and import duties may be added. This price, which is higher than that of conventional CT scanners, may serve to limit sales of the Company's scanner to larger hospitals and medical imaging clinics that are able to generate a higher than average patient volume to offset the higher cost. Unit scanner export sales for fiscal years ended December 31 are as follows:

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
Pursuant to the collaborative research agreement, Siemens agreed to fund a maximum aggregate of $15 million of Imatron-managed research and development over the three years, subject to addressing certain mutually agreed upon goals and objectives. No milestones or other performance related results were tied to the payment of funds by Siemens. The Company recognized revenue ratably over the three year period as its commitment to perform research and development under the agreement was incurred ratably over the same period.

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
The Company believes that in order to compete successfully against these competitors, it must continue to demonstrate that the Ultrafast CT scanner is both an acceptable substitute for conventional CT scanners in areas of the body where motion is not a limitation, and that the Ultrafast CT is a valuable cardiac diagnostic tool capable of producing unique and useful images of the heart. Although the Company believes that the Ultrafast CT can produce general purpose images of a quality and resolution as good as, or superior to, images produced by "state of the art" conventional CT scanners, it lacks certain features that many competing premium scanners offer.

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
The FDA also regulates the safety and efficacy of radiological devices. Although the Company believes it is in compliance with all applicable radiological health regulations established by the FDA, there can be no assurance that the Ultrafast CT scanner will continue to comply with all such standards and regulations that may be promulgated. In any event, compliance with all such requirements can be costly and time consuming, and can have a material adverse effect on the development of the Company's business and its future profitability.

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

HeartScan's activities are subject to extensive regulation, generally by state and local governmental entities. Although HeartScan believes it is in substantial compliance with all applicable regulations, there can be no assurance that its business will continue to comply with all such standards and regulations that may be established. In any event, compliance with all such requirements can be costly and time consuming, and may have materially adverse effects on the development of HeartScan's business and its future profitability. HeartScan's operations are also subject to regulation by other federal, state, and local governmental entities empowered to enforce pertinent statutes and regulations, such as those enforced by the FDA, OSHA, and the EPA. Changes in governmental regulations or new regulations adopted in the future may materially
================================================================================

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
adversely affect Imatron's business. In some cases, state or local regulations may be stricter than regulations imposed by the Federal government.

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
In the event some or all of the Company's patent applications are denied and/or some or all of its patents held invalid, the Company would be prevented from precluding its competitors from using the protected technology set forth in such patent applications or patents. Because the Company's products involve confidential proprietary technology and know-how, the Company does not believe such a loss of patent rights would have a materially adverse effect upon the Company.

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
The Company's liquidity is affected by many factors, including the normal ongoing operations of the business and other factors related to the uncertainties of the industry and global economies. Although the cash requirements will fluctuate based on timing and extent of these factors, management believes that cash existing at December 31, 1998 together with the estimated proceeds from ongoing sales of products and services and divestiture of the HeartScan operations in 1999 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 1999.

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
PRODUCT LIABILITY RISKS

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
                                     PART II

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
                        RESULTS OF CONTINUING OPERATIONS

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
1997 vs 1996

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
The Company expects that the discontinued operation will continue to operate at a loss through the disposal date. However, management's current best estimate indicates that a gain will result from disposal of the discontinued operation.

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
The Company's Risks and Contingency Plan

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

================================================================================

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
o Terry Ross was appointed President of Imatron in January 1999. From 1989 to 1998, Mr. Ross was President, Chief Executive Officer and Director of Cemax-Icon, Inc., a medical imaging manufacturer. Prior thereto, he was Vice President of Sales and marketing of the Company. Mr. Ross also held executive sales positions at Picker International, Inc. and ADAC Laboratories, Inc., all of which are medical imaging companies.

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

ITEM 11 - EXECUTIVE COMPENSATION

         The Summary Compensation Table shows certain compensation information for each person who served as Chief Executive Officer during the year and the other most highly compensated executive officers whose aggregate compensation exceeded $100,000 for services rendered in all capacities during fiscal year 1998 (collectively referred to as the "Named Executive Officers"). Compensation data is shown for the fiscal years ended December 31, 1998, 1997 and 1996. This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

                                                      Summary Compensation Table
                                                                        Long Term
                                        Annual                         Compensation           All Other
                                     Compensation                         Awards           Compensation(b)
------------------------ -------- ------------------- ------------- ------------------- ----------------------
  Name and Principal                                                     Options/
       Position          Year     Salary($)(a)           Bonus             SARs

------------------------ -------- ------------------- ------------- ------------------- ----------------------
Douglas P. Boyd          1998             182,000             -0-        75,008(c)              4,750
Chairman of the Board    1997             174,300                                               4,750
                         1996             166,000                                               4,700


S. Lewis Meyer           1998             234,000             -0-       100,000(c)              4,750
President and Chief      1997             221,500                                               4,750
Executive Officer        1996             211,000                        75,000(d)              4,750


Gary H. Brooks Vice      1998             144,000             -0-        50,000(c)              4,320
President and Chief      1997             137,000                                               4,020
Financial Officer        1996             131,000                        40,000(e)              3,880

------------------------ -------- ------------------- ------------- ------------------- ----------------------

(a) Amounts shown include cash and non-cash compensation earned with respect to the year shown above.

(b) Represents the Company's matching contributions to its 401(k) plan.

(c) Represents  options  granted by the Board of Directors on February 24, 1998 at 100% of the closing  price of a share of Company stock on that date, and subsequently repriced and regranted on October 23, 1998.

(d) Represents portion of a $75,000 bonus payable to Mr. Meyer upon commencement of his employment with the Company.

(e) Represents options granted in March 1996 under the Company's 1993 Stock Option Plan.

================================================================================

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
Option Grants in Last Fiscal Year

         The following table sets forth the options granted during the last fiscal year to each of the Named Executive Officers of the Company:

                                                     Option/SAR Grants In Last Fiscal Year
====================================================================================================================================

                                                                        Potential Realizable Value
                          Individual Grants                             at Assumed Annual Rates
                                                                        of Stock Price Appreciation
                                                                        For Option Term

======================================================================= ============================================================
                                     % Of Total
                      Number of       Options
                     Securities       Granted
                    Under Options   to Employees
                       Granted           in         Exercise or
                        (#)            Fiscal       Base Price
                                        Year          ($/Sh)        Market        Expiration
       Name                                                          Price           Date           0%($)      5%($)
------------------- -------------- ---------------- -------------- ----------- ------------------ ---------- -----------
Douglas P. Boyd            75,008          6%          $1.50(a)      $1.50(a)      10/23/08(a)     -0-       45,800


Gary H. Brooks             50,000          4%          $1.50(a)      $1.50(a)      10/23/08(a)     -0-       30,500


S. Lewis Meyer            100,000          8%          $1.50(a)      $1.50(a)      10/23/08(a)     -0-       61,100
------------------- -------------- ---------------- -------------- ----------- ------------------ ---------- -----------

(a) Ten-year  options were granted on February 24, 1998 with an exercise  price of $2.56,  which was 100% of the market price of the stock on that date. On October 23, 1998,  all of those  options were  cancelled,  regranted  and repriced with an exercise  price of
$1.50, which was 100% of the market price of the stock on October 23, 1998.

         In October 1995, the Company's majority-owned subsidiary, HeartScan Imaging, Inc. ("HSI") approved the adoption of the HeartScan Imaging, Inc. 1995 Stock Option Plan (the "HSI Option Plan"). The HSI Option Plan is intended to advance the interests of HSI by inducing persons of outstanding ability and potential to join and remain with HSI by enabling them to acquire proprietary interests in HSI. The HSI Option Plan covers an aggregate of 250,000 shares of HSI Common Stock. The Option Plan provides for the granting of two types of options: "incentive stock options" and "nonstatutory stock options." The incentive stock options (but not the nonstatutory stock options) are intended to qualify as "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended. Options may be granted under the HSI Option Plan to all employees including officers, directors (whether or not employees) and consultants of HSI; provided, however, that incentive stock options may not be granted to any non-employee director or consultant. HSI's Board of Directors has the power, subject to the provisions of the HSI Option Plan, to determine the persons to whom and the dates on which options will be granted, the number of shares to be subject to each option, the time or times during the term of each option within which all or a portion of such option may be exercised, and the other terms of the options. The functions of HSI's Board of Directors under the HSI Option Plan are presently being administered by the Compensation Committee of Imatron's Board of Directors.

         The maximum term of each option is ten years. Options granted under the HSI Option Plan generally vest annually over a four-year period.

         The exercise price of all nonstatutory stock options granted under the HSI Option Plan must be at least equal to 85% of the fair market value of the underlying stock on the date of grant. The exercise price of all incentive stock options granted under the HSI Option Plan must be at least equal to the fair market value of the underlying stock on the date of grant.
================================================================================

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
         During HSI's last fiscal year, no options were granted under the HSI Option Plan to any HSI employee nor to any Imatron executive officer.
Outstanding options were previously granted to purchase HSI Common Stock at either $0.25 pr $0.10 per share, and vested over a four year period starting on the first anniversary of the grant. An additional 143,998 shares of Common Stock remain reserved for future issuance to employees under the Plan. It is HSI's intention to reserve, in the aggregate, approximately 20% of its capital HSI option stock for grants to employees under the HSI Option Plan and under plans to be adopted.

Option Exercises in Last Fiscal Year and Year-End Option Values

         The following table sets forth the options exercised during the last fiscal year by Named Executive Officers of the Company:

                                 Aggregated Options Exercised and Option Values in Fiscal Year 1998
------------------------- -------------------- ------------------- ------------------------- -------------------------
                                                                     Number of securities      Value of unexercised
                                                                    underlying unexercised   In-the-Money options at
                                                                    options at year-end(#)         year-end ($)
                            Shares acquired          Value
                            on exercise (#)       realized ($)           exercisable/              exercisable/
Name                                                                    unexercisable             unexercisable
------------------------- -------------------- ------------------- ------------------------- -------------------------
Douglas P. Boyd                   225,000           377,250                   0/75,008                0/0


S. Lewis Meyer                    600,000         1,200,000                  0/100,000                0/0


Gary H. Brooks                    100,000            75,500              27,500/62,500                0/0

------------------------- -------------------- ------------------- ------------------------- -------------------------

Compensation of Directors

         Aldo Test, a director of the Company, renders consulting services to the Company on a month-to-month basis for which he received compensation of $11,100 during 1998, and may be expected to do so in the future. The law firm of Flehr, Hohbach, Test, Albritton & Herbert, of which Mr. Test is a member, represents the Company with respect to intellectual property matters and may be expected to continue to do so in the future. The fees paid to the firm did not exceed five percent of the law firm's gross revenues for the fiscal year. Terry Ross, a director of the Company, rendered consulting services to the Company pursuant to a month-to-month consulting agreement which commenced in November 1993 and terminated as of January 1, 1999 when Mr. Ross was appointed as the Company's President. In 1998 Mr. Ross received $12,000 pursuant to the consulting agreement. Admiral McDaniel, a director of the Company since January, 1997 renders consulting services to the Company on a month-to-month basis for which he received compensation of $63,237 during 1998, and may be expected to do so in the future.

         Non-Employee Director Options. In connection with their services to the Company, directors who are not employees of the Company have periodically received stock options under the 1991 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") to purchase shares of Common Stock. The directors and shareholders approved the Directors' Plan in 1991 in order to attract and retain highly qualified non-employee directors by providing each non-employee director with an opportunity to purchase the Company's stock and to provide incentives for such persons to exert maximum efforts on behalf of the Company. Subject to provisions relating to adjustments upon changes in stock, the Directors' Plan covered an aggregate of 550,000 shares of the Company's Common Stock.

         Under the 1991 Directors' Plan, the exercise price of the options was 85% of the fair market value of the Common Stock on the date of grant as quoted on the NASDAQ National Market System. Typically, the options granted to directors vested 25% per year starting with the first anniversary of the date of grant, and had a term of five years. Each option terminated prior to the expiration date if the optionee's service terminated as a non-employee director, or subsequently as an employee of the Company. The 1991 Directors' Plan was administered by the Board of Directors. The Board was authorized to suspend or terminate the Directors' Plan at any time.
================================================================================

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
         Effective January 1, 1998, the Board amended and restated the Director's Plan to modify certain provisions. The 1998 Amended and Restated Directors' Stock Option Plan ("Restated Directors' Plan') was approved by the shareholders at its meeting held in July, 1998.

         Options may be granted under the Restated Directors' Plan only to directors of the Company who are not employees of the Company or any affiliate of the Company. As with the 1991 Directors' Plan, the Restated Directors' Plan provides for the automatic grant of options to purchase shares of Common Stock of the Company to non-employee directors at a price per share equal to 85% of the fair market value of a share of common stock on the date of grant. Each person elected for the first time to be a Non-Employee Director automatically receives an option to purchase 25,000 shares of the Company's Common Stock. The Restated Directors' Plan also provides that every non-employee director is to receive an option to purchase 25,000 shares on January 1st of each year if such director served continuously as such for at least thirty days prior to that date. These options may vest immediately, or quarterly in four equal installments over a four year term, as determined by the Board at the time of grant. The total number of shares of the Company's Common Stock with respect to which options may be granted under the Restated Directors' Plan is 1,000,000 shares. Unexercised options terminate on the earlier of ten years or three months following termination of service as a director.

         The non-employee directors (Mr. Test, Mr. Guedes until he resigned on January 25, 1999, Admiral McDaniel and until December 31, 1998 Mr. Ross) are entitled to receive options to purchase 25,000 shares each under the 1998 Restated Directors' Plan on January 1st of each year. Under that provision, Messrs. Ross, Test, Guedes and Admiral McDaniel each received 25,000 shares in fiscal year 1998 at an option price of $2.13 per share. All of these options vested immediately. In addition, directors who are not officers of the Company are eligible for reimbursement in accordance with Company policy for their expenses but not fees in connection with attending meetings of the Board of Directors and any committees thereof.

         Employee Director Compensation. Employees who serve as directors of the Company (Dr. Boyd, Messrs. Meyer and Couch and effective January 1, 1999 Mr.
Ross) receive no additional compensation for such service. Dr. Boyd and Mr. Meyer were also Named Executive Officers of the Company during 1998 and their compensation is reflected in the Summary Compensation Table contained elsewhere in this statement.

Employment   Contracts,   Termination   of  Employment   and   Change-in-Control
Arrangements.

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

Report on Repricing of Options/SARs.

Effective  February  24,  1998,  the  Compensation  Committee  of the  Board  of
Directors repriced all options previously granted to employees pursuant to the Company's 1993 Stock Option Plan to the lesser of the actual grant price or 100% of the closing price of a price of the Company's common stock on that date, which price was subsequently determined to be $2.56. This repricing applied to all employees equally, including Named Executive Officers, to the extent that they held options previously granted under the 1993 Plan. Pursuant to this repricing, the Company repriced 760,597 options previously granted to employees. None of the repriced options were held by Named Executive Officers.

         Thereafter, effective October 23, 1998, the Board of Directors approved a resolution pursuant to which all optionholders, including Named Executive
Officers, were given the option of returning to the Company any outstanding option having an exercise price of greater than $1.50 for cancellation and repricing at $1.50, which was 100% of the closing price of a share of the Company's common stock as of that date. Pursuant to this repricing, the Company cancelled and regranted 1,158,992 options previously granted to employees, of which 100,000, 75,008 and 50,000 respectively were granted to Messrs. Meyer, Boyd and Brooks. Pursuant to the October 23, 1998 repricing option, the vesting schedule with respect to any options cancelled and thereupon regranted for a ten year term at an exercise price of $1.50 began anew with a new original grant date of October 23, 1998.
================================================================================

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================

                         TEN-YEAR OPTION/SAR REPRICINGS
----------------- -------------- --------------- -------------- --------------- -------------- --------------
      Name            Date         Number of     Market Price      Exercise     New Exercise     Length of
                                   Securities     of Stock at   Price at time       Price        Original
                                 Under Options      Time of      of Repricing                   Option Term
                                    Repriced       Repricing                         ($)
----------------- -------------- --------------- -------------- --------------- -------------- --------------
Douglas P. Boyd     10/23/98         75,008          $1.50          $2.56           $1.50         2/24/08
Chairman

S. Lewis Meyer,     10/23/98        100,000          $1.50          $2.56           $1.50         2/24/08
Chief Executive
Officer

Gary H. Brooks,     10/23/98         50,000          $1.50          $2.56           $1.50         2/24/98
Chief Financial
Officer
----------------- -------------- --------------- -------------- --------------- -------------- --------------

The basis of the regrant to all employees, including to the above Named Executive Officers, was the opinion of the Compensation Committee that this method provided employees with the greatest amount of incentive to increase the value of the Company.

Aldo Test
Terry Ross
William McDaniel

Board Compensation Committee Report on Executive Compensation.

         This report is provided by the Compensation Committee of the Board of Directors (the "Committee") to assist stockholders in understanding the Committee's objectives and procedures in establishing the compensation of Imatron's Chief Executive Officer and other executive officers. The Committee, made up of non-employee Directors, is responsible for establishing and administering the Company's executive compensation program. None of the members of the Committee is eligible to receive awards under the Company's incentive compensation programs.

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

The Committee believes that compensation of Imatron's key executives should:

         *Link rewards to business results and stockholder returns;
         *Encourage creation of stockholder value and achievement of strategic objectives;
         *Maintain an appropriate balance between base salary and short-and long-term incentive opportunity;
         *Attract and retain, on a long-term basis, highly qualified executive personnel; and
         *Provide total compensation opportunity that is competitive with that provided by competitors in the medical imaging industry, taking into account relative company size and performance as well as individual responsibilities and performance.
================================================================================

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
                     Key Elements of Executive Compensation

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

         Stock Bonus Incentive Plan. In 1988 the shareholders approved the adoption of the 1987 Stock Bonus Incentive Plan. Under the terms of the Stock Bonus Plan the Committee may award shares of the Company's Common Stock to employees, including executive officers. The Company amended the Stock Bonus Plan in 1996 and has reserved 1,200,0000 of the Company's common shares for award under that Plan. During fiscal year 1998, 285,250 shares were awarded to employees pursuant to the Stock Bonus Incentive Plan, none of whom was a Named Executive Officer.

Long-Term Incentive

         Long-term incentive awards provided by shareholder-approved compensation programs are designed to develop and maintain strong management through share ownership and incentive awards. During 1998, the Compensation Committee awarded to the Chief Executive Officer, the Chairman, and the Chief Financial Officer respectively 100,000, 75,008 and 50,000 options to purchase Company common stock pursuant to the 1993 Stock Option Plan.

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

         Employee Stock Purchase Plan. In 1994 the directors and shareholders approved the adoption of the 1994 Employee Stock Purchase Plan. All employees, including Named Executive Officers, may purchase shares of the Company's Common Stock at a discount of 15% from the market price of the shares. The Plan became effective January 1, 1994.

                                1998 Compensation

         Total revenue, net product revenue, scanner shipments, and total assets for the year ended December 31, 1998 decreased from the prior fiscal year. HeartScan Imaging, Inc., its majority-owned subsidiary, sustained losses, albeit substantially less than those sustained during the prior fiscal year. Nevertheless, compensation levels during 1998 were principally driven by a highly competitive market in San Francisco - Silicon Valley, particularly for personnel with engineering and technical training. As a consequence, compensation for such personnel increased approximately 3% to 5%. Based on the Company's performance, the Board awarded no cash or stock bonuses and only modest cost-of-living salary increases during the year to the Named Executive Officers. Stock Options were granted to the Named Executive Officers, as well as to other employees of the Company, based on the employee's level of responsibility and other factors.
================================================================================

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
                    1998 Chief Executive Officer Compensation

         On March 1, 1996 Mr. Meyer's base salary was increased from $195,000 to $205,000. Effective January 1, 1997, his base salary was increased to $215,250. Effective March 1, 1998 it was increased to $228,000. All of these adjustments reflect modest cost of living increases. The Committee believes that the base salary and other terms and conditions of his employment are consistent with the foregoing philosophy and objectives and reflect the scope and level of his responsibilities.

         Members of the Compensation Committee

         William McDaniel
         Terry Ross
         Aldo Test

         Performance Graph

         The following graph compares the total return performance of the Company for the periods indicated with the performance of the NASDAQ Index (presented on a dividends reinvested basis) and the performance of the Hambrecht & Quist Technology Index. The Company's shares are traded on the NASDAQ National Market System under the symbol "IMAT". The Hambrecht & Quist Technology Index is comprised of the publicly traded stocks of 200 technology companies and include companies in the electronics, medical and related technology industries. The total return indices reflect reinvested dividends and are weighted on a market capitalization basis at the time of each reported data point.

                                Performance Graph

         (The following table represents a graph in the printed piece.)

Years                   1993   1994   1995   1996   1997   1998
-----                   ----   ----   ----   ----   ----   ----
Imatron Inc.             100    219    400    663    463    275
NASDAQ Stock Market      100     98    138    170    209    293
H&Q Technology Index     100    120    180    223    262    407



ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables, based in part upon information supplied by officers, directors and principal shareholders, set forth certain information regarding the ownership of the Company's voting securities as of March 31, 1999 by (i) all those known by the Company to be beneficial owners of more than five percent of any class of the Company's voting securities; (ii) each director;
(iii) each Named Executive Officer; and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

Security Ownership of Certain Beneficial Owner(aa)


                 Name and Address of      Amount of Direct
Title of Class   Beneficial Owner         Beneficial Ownership  Percent of Class
---------------  -----------------------  --------------------  ----------------
Common           Marukin Corporation(bb)  5,471,617             6.0%
---------------  -----------------------  --------------------  ----------------

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

================================================================================

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================

                                Name of Beneficial Owner            Amount and Nature of       Percent of Class(b)
Title of Class                                                 Beneficial Ownership(a)
--------------------------- ---------------------------------- ------------------------------- -----------------------
Common                      Douglas P. Boyd                            2,065,177(3)                     2.3%


Common                      Gary H. Brooks                               157,797(4)                        *


Common                      John L. Couch                                 34,625(5)                        *


Common                      Jose Filipe Guedes                            62,500(e)                        *


Common                      William J. McDaniel, M.D.                      82,500(6)                       *


Common                      S. Lewis Meyer                               629,058(7)                        *


Common                      Terry Ross                                   101,250(8)                        *


Common                      Aldo Test                                    126,250(9)                        *


Common                      All Directors and Executive                3,259,157(10)                    3.6%
                            Officers as a Group
--------------------------- ---------------------------------- ------------------------------- -----------------------

         * Does not exceed 1% of the referenced class of securities.

(a) Ownership is direct unless indicated otherwise.
(b) Calculation based on 90,503,777 shares of Common Stock outstanding as of March 31,1999.
(c) Includes 2,055,801 shares owned directly and 9,376 shares issuable upon the exercise of stock options that are exercisable as of March 31, 1999 or that will become exercisable within 60 days thereafter.
(d) Includes 121,547 shares owned directly and 36,250 shares issuable upon the exercise of stock options that are exercisable as of March 31, 1999 or that will become exercisable within 60 days thereafter.
(e) All shares are issuable upon the exercise of stock options that are exercisable as of March 31, 1999 or that will become exercisable within 60 days thereafter.
(f) Includes 20,000 shares owned directly and 62,500 shares issuable upon the exercise of stock options that are exercisable as of March 31, 1999 or that will become exercisable within 60 days thereafter.
(g) Includes 616,558 shares owned directly and 12,500 shares issuable upon the exercise of stock options exercisable as of March 31, 1999 or that will become exercisable within 60 days thereafter.
(h) Includes 32,500 shares directly and 68,750 shares issuable upon the exercise of stock options exercisable as of March 31, 1999 or that will become exercisable within 60 days thereafter.
(i) Includes 20,000 shares owned directly and 106,250 shares issuable upon the exercise of stock options exercisable as of March 31, 1999 or that will become exercisable within 60 days thereafter.
(j) Percentage of beneficial ownership assumes the exercise of the aforesaid options by officers and directors.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         S. Lewis Meyer, President and Chief Executive Officer, is employed by the Company pursuant to an employment agreement executed when he joined the Company in June 1993 (filed as Exhibit 10.65 to Annual Report on Form 10-K for
1993). Pursuant to that agreement, in the event of his termination, Mr. Meyer is entitled to receive six months of compensation at the annual salary rate then in effect. (See Item 11, above).
================================================================================

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
         Aldo Test, a director of the Company, is a member of the law firm of Flehr, Hohbach, Test, Albritton & Herbert, which represents the Company with respect to intellectual property matters and may be expected to continue to do so in the future. The fees paid to the firm did not exceed five percent of the law firm's gross revenues for the fiscal year.

         S. Lewis Meyer, pursuant to authorization of the Board of Directors, borrowed $336,000 from the Company in June 1998 pursuant to a promissory note bearing 5.6% simple interest, with interest payable quarterly beginning July 1, 1998. The purpose of the loan was to enable Mr. Meyer to exercise 600,000 warrants expiring in June 1998 granted in connection with his employment in June 1993. The loan is secured by the 600,000 shares of common stock he purchased upon exercise of the warrants.

         Gary H. Brooks, pursuant to authorization of the Board of Directors, borrowed $37,000 from the Company in December 1998 pursuant to a promissory note bearing 5.6% simple interest, with interest payable quarterly beginning January 1, 1999. The purpose of the loan was to enable Mr. Brooks to exercise options to purchase 100,000 shares of the Company's common stock expiring in December 1998 granted in connection with his employment in December 1993. The loan is secured by the 100,000 shares of common stock he purchased upon exercise of the options.

         John L. Couch, pursuant to authorization of the Board of Directors, borrowed $15,250 from the Company in December 1998 pursuant to a promissory note bearing 5.6% simple interest, with interest payable quarterly beginning January 1, 1999. The purpose of the loan was to enable Mr. Couch to exercise options to purchase 25,000 shares of the Company's common stock expiring in December 1998 granted in connection with his employment. The loan is secured by the 25,000 shares of common stock he purchased upon exercise of the options.

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

  (b)   Form 8-K Reports: None


================================================================================

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 30, 1999                 IMATRON INC.
                                      -----------------------------------


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

SIGNATURE                 TITLE                                   DATE
---------------------     --------------------------------------  ----------

/s/ Douglas P. Boyd       Director, Chairman of the Board
---------------------
Douglas P. Boyd                                                   April 30, 1999

/s/ William J. McDaniel   Director
---------------------
William J. McDaniel                                               April 30, 1999

/s/ John L. Couch         Director
---------------------
John L. Couch                                                     April 30, 1999

/s/ S. Lewis Meyer        Director, Chief Executive Officer
---------------------     (Principal Executive Officer)
S. Lewis Meyer                                                    April 30, 1999


/s/ Terry Ross            Director, President
---------------------
Terry Ross                                                        April 30, 1999

/s/ Aldo J. Test          Director
---------------------
Aldo J. Test                                                      April 30, 1999

/s/ Gary H. Brooks        Chief Financial Officer, Vice President,
---------------------     Finance and Administration, Secretary
Gary H. Brooks            (Principal Financial Officer and
                          Principal Accounting Officer)           April 30, 1999


================================================================================

FY 1998                           IMATRON INC.                       FORM 10-K/A
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





================================================================================

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================


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


                                                              KPMG LLP

San Francisco, California
February 12, 1999



================================================================================

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================

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

FY 1998                                                     IMATRON INC.                                                 FORM 10-K/A
====================================================================================================================================
                                                            IMATRON INC.
                                                     Consolidated Balance Sheets
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

====================================================================================================================================
                                                                 36

FY 1998                                                     IMATRON INC.                                                 FORM 10-K/A
====================================================================================================================================

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

====================================================================================================================================
                                                                 37

FY 1998                                                     IMATRON INC.                                                 FORM 10-K/A
====================================================================================================================================
                                                            IMATRON INC.
                                           Consolidated Statements of Shareholders' Equity
                                                           (In thousands)

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

====================================================================================================================================
                                                                 38

FY 1998                                                     IMATRON INC.                                                 FORM 10-K/A
====================================================================================================================================
                                                            IMATRON INC.
                                               Consolidated Statements of Cash Flows
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
                                                                                         ========         ========         ========


====================================================================================================================================

FY 1998                                                     IMATRON INC.                                                 FORM 10-K/A
====================================================================================================================================

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

====================================================================================================================================
                                                                 40

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================

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

================================================================================

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================

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

================================================================================

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================

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
                                                     ===========     ===========

================================================================================

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
In February 1999, the Company and TeraRecon agreed to modify the development agreement by releasing TeraRecon from its obligation to purchase 2,000,000 stock purchase warrant for $1,000,000. In addition, TeraRecon has agreed to develop a more stable, reliable, and easier-to-maintain image reconstruction system at no additional cost to Imatron and upgrade five units of the current RTR-2000 systems for no more than $25,000 per unit. Imatron has agreed to cancel the 3% royalty payment per unit per the original agreement.

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
Future minimum lease payments under capital lease obligations at December 31, 1998, are as follows (in thousands):

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
On July 13, 1998 at the annual meeting, the shareholders approved the Company's Amended and Restated Directors' Stock Option Plan, and an increase in the number of authorized shares of common stock thereunder, from 550,000 to 1,000,000 shares.

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
A summary of the activity under the Imatron stock option plans is as follows (in thousands, except per share amounts):

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
                             ================     ================    =================     ==============    ============

Options for 1,448,685, 2,185,394 and 1,588,533 shares of the Company's common stock were exercisable under the plans at December 31, 1998, 1997, and 1996 at an aggregate exercise price of $2,435,529, $2,527,620 and $1,460,599, respectively.
================================================================================

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
In October 1995, HeartScan approved the adoption of the HeartScan Imaging, Inc. 1995 Stock Option Plan ("HSI Stock Option Plan") which provides for the granting of incentive stock options to employees and nonstatutory stock options to employees, nonemployee directors, and certain consultants. All incentive stock options are granted at the common stock's fair market value at the grant date, and nonstatutory stock options are granted at not less than 85% of the common stock's fair market value at the grant date. Options granted under the plan generally vest annually over four years following the grant date and have a maximum term of ten years.

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================

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
                                    ==========    ==========    =========
================================================================================

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
Due to the issuance of preferred stock which occurred June 26, 1996, utilization of the net operating loss and tax credit carryforwards for the Company and its subsidiary, HeartScan, will be subject to separate return limitations.

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
Foreign  based  revenues  relate to the sale of  scanners  by the  Company.  The scanner sales price varies depending on the customer requirements. In particular, sales to Siemens, Imatron Japan, Inc. and third-party leasing companies have a lower gross margin than sales to third parties. The following table represents the scanner sales by significant geographic areas (in thousands):

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
In December 1997, the staff of the SEC gave a speech further refining its March 1997 announcement. Based on discussions with the staff of the SEC in April 1998, the staff concluded that the Company should retroactively apply its announcement because it should be applied to contingently issuable securities and, as discussed in the December speech, the portion attributable to the discount that could have been obtained immediately on conversion (even though the shares had not been registered yet) should be recognized on the day the preferred shares were issued. The balance of the discount based on a market value of $5.75 per common share is being recognized over two years from the date of issuance.

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

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
On February 8, 1999, the Company began implementing a restructuring plan to reduce costs and improve operating efficiencies. The plan included elimination of 59 positions in various departments of the Company and its HeartScan subsidiary including disposal of its HeartScan operations (see note 16). In addition, the Company put a moratorium on salary increases for its executive personnel effective until the Company meets its financial goals and objectives. The one-time cost associated with this reduction in staff, consisting primarily of severance and related benefits, is estimated to be approximately $400,000 which will be recorded in the first quarter of 1999.

================================================================================

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================

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

================================================================================

FY 1998                           IMATRON INC.                       FORM 10-K/A
================================================================================
IMATRON INC.

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