Form 10-Q
period 1999-03-31
IMATRON INC
filed 1999-05-17
CIK 720477

FORM 10-Q                         IMATRON INC.                    MARCH 31, 1999
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.


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

At April 20, 1999, 90,780,304 shares of the Registrant's common stock (no par value) were issued and outstanding.



                            Total Number of Pages: 18

================================================================================

FORM 10-Q                         IMATRON INC.                    MARCH 31, 1999
================================================================================

                                  IMATRON INC.
                                Table of Contents



PART 1.   FINANCIAL INFORMATION                                             PAGE


Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets
             March 31, 1999 and December 31, 1998.                             3

             Condensed Consolidated Statements of Operations
             Three Month Periods Ended
             March 31, 1999 and 1998.                                          4

             Condensed Consolidated Statements of Cash Flows
             Three Month Periods Ended
             March 31, 1999 and 1998.                                          5

             Notes to Condensed Consolidated Financial Statements              7


Item 2.      Management's Discussion and Analysis of Financial                13
             Condition and Results of Operations.


Item 3.      Quantitative and Qualitative Disclosures
             about Market Risks.                                              16



PART II.  OTHER INFORMATION                                                   17


SIGNATURES                                                                    18



================================================================================

FORM 10-Q                                                   IMATRON INC.                                              MARCH 31, 1999
====================================================================================================================================

                                                             IMATRON INC.
                                                Condensed Consolidated Balance Sheets
                                                            (In thousands)

                                                                                                      March 31,         December 31,
                                                                                                         1999                1998
ASSETS                                                                                                ---------           ---------
------
Current assets
  Cash and cash equivalents                                                                           $   1,469           $   1,445
  Accounts receivable (net of allowance for doubtful accounts of $3,332 and $3,272 at March 31, 1999 and December 31, 1998):
      Trade accounts receivable                                                                           6,031               7,228
      Accounts receivable from joint venture                                                                117                 659
  Inventories                                                                                            13,327              14,433
  Prepaid expenses                                                                                        1,184                 825
                                                                                                      ---------           ---------

Total current assets                                                                                     22,128              24,590

Property and equipment, net                                                                               3,544               2,275
Goodwill                                                                                                  1,360                --
Other assets                                                                                              1,399               1,631
Long-term net assets of discontinued operations                                                           2,476               3,486
                                                                                                      ---------           ---------

Total assets                                                                                          $  30,907           $  31,982
                                                                                                      =========           =========

LIABLITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                                                    $   1,806           $   3,515
  Other accrued liabilities                                                                               8,123               7,978
  Capital lease obligations - due within one year                                                           549                  64
  Net current liabilities of discontinued operations                                                        433                 220
                                                                                                      ---------           ---------

Total current liabilities                                                                                10,911              11,777

Deferred income on sale leaseback transactions                                                              727                 875
Deferred income on service contract                                                                         279                 300
Capital lease obligations                                                                                   323                  39
                                                                                                      ---------           ---------

Total liabilities                                                                                        12,240              12,991
                                                                                                      ---------           ---------

Minority interest                                                                                           331                 331
                                                                                                      ---------           ---------

Shareholders' equity
  Common stock, no par value; 150,000 shares authorized; 90,504 and 88,295
  shares issued and outstanding in 1999 and 1998, respectively                                          110,194             107,475
  Deferred compensation                                                                                    (170)               (170)
  Additional paid-in capital                                                                              9,340               9,340
  Notes receivable from stockholders                                                                       (488)               (488)
  Accumulated deficit                                                                                  (100,540)            (97,497)
                                                                                                      ---------           ---------

Total shareholders' equity                                                                               18,336              18,660
                                                                                                      ---------           ---------

Total liabilities and shareholders' equity                                                            $  30,907           $  31,982
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

====================================================================================================================================
                                                                 3

FORM 10-Q                                                   IMATRON INC.                                              MARCH 31, 1999
====================================================================================================================================

                                                            IMATRON INC.
                                           Condensed Consolidated Statements of Operations
                                              (In thousands, except per share amounts)
                                                                                                       Three Months ended March 31,
                                                                                                      -----------------------------
                                                                                                        1999                 1998
                                                                                                      --------             --------
Revenues
  Product sales                                                                                       $  3,348             $    949
  Service                                                                                                1,617                1,559
  Other product sales                                                                                      265                 --
  Development contracts                                                                                   --                  1,250
                                                                                                      --------             --------
    Total revenue                                                                                        5,230                3,758
                                                                                                      --------             --------
Cost of revenues
  Product sales                                                                                          3,233                1,051
  Service                                                                                                1,470                1,467
  Other product sales                                                                                      259                 --
                                                                                                      --------             --------
    Total cost of revenues                                                                               4,962                2,518
                                                                                                      --------             --------

Gross profit                                                                                               268                1,240

Operating expenses
  Research and development                                                                               1,808                1,986
  Marketing and sales                                                                                    1,168                  878
  General and administrative                                                                               806                1,083
  Goodwill amortization                                                                                     20                 --
  Restructuring charges                                                                                    282                 --
                                                                                                      --------             --------
    Total operating expenses                                                                             4,084                3,947
                                                                                                      --------             --------

Operating loss                                                                                          (3,816)              (2,707)

Gain on sale of assets                                                                                   1,492                 --
Interest and other income                                                                                   12                   91
Interest expense                                                                                           (41)                  (5)
                                                                                                      --------             --------
Loss from continuing operations before provision for income taxes                                       (2,353)              (2,621)

Provision for income taxes                                                                                --                   --
                                                                                                      --------             --------
Loss from continuing operations                                                                         (2,353)              (2,621)

Loss from discontinued operations                                                                         (690)              (1,384)

Non cash return to minority interest                                                                      --                   (437)
                                                                                                      --------             --------
Net loss                                                                                              $ (3,043)            $ (4,442)
                                                                                                      ========             ========
Net loss per common share:

  Loss from continuing operations - basic and diluted                                                 $  (0.03)            $  (0.03)
                                                                                                      ========             ========
  Loss from discontinued operations - basic and diluted                                               $  (0.01)            $  (0.02)
                                                                                                      ========             ========
  Net loss - basic and diluted                                                                        $  (0.03)            $  (0.06)
                                                                                                      ========             ========
Number of shares used in basic and diluted per share calculations                                       89,798               78,995
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

====================================================================================================================================
                                                                 4

FORM 10-Q                                                   IMATRON INC.                                              MARCH 31, 1999
====================================================================================================================================

                                                             IMATRON INC.
                                           Condensed Consolidated Statements of Cash Flows
                                                            (In thousands)
                                                                                                        Three Months Ended March 31,
                                                                                                             1999             1998
                                                                                                           -------          -------
Cash flows from operating activities:
   Net loss                                                                                                $(3,043)         $(4,442)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                                           221              184
       Net loss from discontinued operations                                                                   690            1,384
       Goodwill amortization                                                                                    20             --
       Gain on sale of assets                                                                               (1,492)            --
       Amortization of deferred compensation                                                                  --                 21
       Non-cash return to minority interest                                                                   --                437
       Warrant issued for services                                                                            --                 50
       Common stock issued for services                                                                        340              204
       Provision for bad debt                                                                                   60              295
   Changes in operating assets and liabilities:
       Accounts and notes receivable                                                                         1,975            1,782
       Inventories                                                                                           1,395           (3,662)
       Prepaid expenses                                                                                       (356)            (129)
       Other assets                                                                                            221               58
       Accounts payable                                                                                     (1,863)            (209)
       Other accrued liabilities                                                                               (21)            (975)
       Deferred income                                                                                        (169)            (155)
                                                                                                           -------          -------
Net cash used in operating activities:                                                                      (2,022)          (5,157)
Net cash provided by discontinued operations                                                                    78            1,144
                                                                                                           -------          -------
                                                                                                            (1,944)          (4,013)
                                                                                                           -------          -------
Cash flows from investing activities:
   Capital expenditures                                                                                       (158)            (289)
   Acquisition of subsidiary, net of cash acquired                                                            (273)            --
   Purchases of available-for-sale securities                                                                 --               (885)
   Maturities of available-for-sale securities                                                                --              1,065
   Proceeds from disposal of assets                                                                          1,500             --
                                                                                                           -------          -------
Net cash (used in) provided by investing activities:                                                         1,069             (109)

Cash flows from financing activities:
   Payments of obligations under capital leases                                                                (26)             (15)
   Proceeds from issuance of common stock                                                                      925              235
                                                                                                           -------          -------
Net cash provided by financing activities                                                                      899              220

Net (decrease) increase in cash and cash equivalents                                                            24           (3,902)
Cash and cash equivalents, at beginning of the period                                                        1,445            8,400
                                                                                                           -------          -------
Cash and cash equivalents, at end of the period                                                            $ 1,469          $ 4,498
                                                                                                           =======          =======

Supplemental Disclosure of Noncash Investing and Financing Activities:

   Cash paid for interest on capital lease obligations:
       Continuing operations                                                                               $    42          $     5
                                                                                                           =======          =======

       Discontinued operations                                                                             $    65          $    90
                                                                                                           =======          =======

   Cash paid for income taxes                                                                              $  --            $  --
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

====================================================================================================================================
                                                                 5

FORM 10-Q                         IMATRON INC.                    MARCH 31, 1999
================================================================================

                                  IMATRON INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1998.

Certain reclassifications have been made to the 1998 amounts to conform to the current period presentation.


Note 2 - BASIS OF CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts of Imatron Inc. ("Imatron") and all its subsidiaries (collectively, the "Company"), after elimination of all intercompany transactions and accounts.

On July 13, 1998, the Company adopted a formal plan to sell its HeartScan subsidiary in order for the Company to focus more comprehensively on the core business of manufacturing and servicing quality Ultrafast CT scanners. For all periods presented, the financial statements reflect the Company's HeartScan segment as a discontinued operation.

On January 6, 1999, Imatron acquired a 100% interest in Caral Manufacturing ("Caral") in an acquisition accounted for under the purchase method of accounting (see Note 5). Beginning January 6, 1999, the financial position and results of operations of Caral were consolidated with those of the Company.

On January 25, 1999, the Company acquired 9,000,000 shares of common stock of Positron Corporation (Positron) representing a 55% interest for $100. Imatron is working with third-party equity financing groups in an attempt to re capitalize Positron for an aggregate amount of no less than $8,000,000 to support its re-entry into the medical imaging market. It is expected that the equity financing will dilute Imatron's interest in Positron to less than 20%. As such, Imatron's controlling interest in Positron is temporary and accordingly, the Company accounted for its investment in Positron at cost for the three month period ended March 31, 1999.

On February 10, 1999, Imatron completed the sale of its HeartScan - San Francisco center, to International Technology Group (see Notes 7 and 10). The resulting net gain on sale is included in the "Gain on sale of assets" in the Consolidated Statements of Operations for the three months ended March 31, 1999.


Note 3 - NEW ACCOUNTING PRONOUNCEMENTS

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

================================================================================

FORM 10-Q                         IMATRON INC.                    MARCH 31, 1999
================================================================================

Note 4 - INVENTORIES

Inventories were as follows:

                                               March 31,            December 31,
                                                   1999                  1998
                                          -----------------     ----------------
                                                         (In thousands)

Purchased parts and sub-assemblies                 $ 2,892             $ 2,863
Service parts                                        1,938               1,883
Work-in-progress                                     3,724               3,177
Finished products                                    4,773               6,510
                                          -----------------     ----------------

                                                  $ 13,327            $ 14,433
                                          =================     ================


Note 5 - ACQUISITIONS

CARAL MANUFACTURING

On January 6, 1999 (closing date) Imatron acquired a 100% interest in Caral Manufacturing ("Caral"). Caral was a major vendor of Imatron and manufactures custom-made parts for scanners.

The purchase price of the acquisition is comprised of $275,000 in cash, 629,339 shares of common stock issued at closing plus an issuance of shares of common stock based on the security price of the Company as of June 6, 1999. The shares issued at closing were valued at $825,000 or $1.3109 per share, which is the weighted average stock price for the period from December 7, 1998 to December 18, 1998, the period surrounding the date the terms of the acquisition were agreed. Should the security price of the Company's common stock fall below $2.90 per share on June 6, 1999, the Company will issue additional shares equal in value to $500,000 minus 50% of the difference between the market price and $1.3109 per share. The maximum number of contingent shares to be issued, however, is limited to 500,000 shares. In accordance with EITF 97-15, the contingency was valued at $655,450 which represents a maximum of 500,000 shares that could be issued at the fair market price at the closing date. The contingent shares are held at escrow agent.


The acquisition was accounted for using the purchase method of accounting, and accordingly, the operating results of Caral were included in the Company's consolidated financial statements from January 6, 1999 forward. The purchase price was allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. The fair value of assets acquired was $687,000 and liabilities assumed was $320,000. The excess of the aggregate purchase price over the fair market value of net assets acquired amounting to $1,380,000 is classified as goodwill, and amortized on a straight line method over 10 years. As of March 31, 1999, amortization expense on goodwill was $20,000.

================================================================================

FORM 10-Q                         IMATRON INC.                    MARCH 31, 1999
================================================================================

The income statement for the period ended March 31, 1999 includes Caral's results of operations from the beginning of the period.

The following unaudited pro forma financial information presents the combined results of operations for the period ended March 31, 1998 of Imatron and Caral as if the acquisition had occurred as of the beginning of 1998, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Imatron and Caral constituted a single entity during the period ended March 31,1998:

                                                        1998
                                                     ----------
                                       (In thousands, except per share amounts)

Net sales                                             $  4,075
                                                     ==========
Net loss                                              $ (4,525)
                                                     ==========
Loss per share - basic and diluted                    $  (0.06)
                                                     ==========
Number of shares used in basic and
diluted per share calculations                          78,995
                                                     ==========


POSITRON CORPORATION

On January 25, 1999, the Company acquired 9,000,000 shares of common stock of Positron Corporation (Positron) representing a 55% interest for $100. Imatron is working with third-party equity financing groups in an attempt to re-capitalize Positron for an aggregate amount of no less than $8,000,000 to support its re-entry into the medical imaging market. It is expected that the equity financing will dilute Imatron's interest in Positron to less than 20%. As such, Imatron's control in Positron is temporary and accordingly, the Company has accounted for its investment in Positron at cost for the three month period ended March 31, 1999.


In conjunction with the execution of a letter of intent and the consummation of the purchase business combination with Positron, the Company made working capital advances to Positron under a $600,000 credit facility. The financing bears interest at 1/2% over the prime rate, is due March 1, 2000 and is secured by all of Positron's assets. Positron has been operating under severe liquidity and working capital constraints. At March 31, 1999, Imatron had advanced to Positron $600,000 under this credit facility which has been included in other assets.


Note 6 -  RESTRUCTURING AND REORGANIZATION CHARGES

On February 8, 1999, the Company began implementing a restructuring plan to reduce costs and improve operating efficiencies. The plan included elimination of 59 positions in various departments of the Company and its HeartScan subsidiary including disposal of its HeartScan operations (see Notes 7 and 10). In addition, the Company put a moratorium on salary increases for its executive personnel effective until the Company meets its financial goals and objectives. The one-time cost associated with this reduction in staff, consisting primarily of severance and related benefits, was $282,000 and recorded in the first quarter of 1999. At March 31, 1999, the unpaid portion of the restructuring charges was $185,000 and is included under other accrued expense.


Note 7 - GAIN ON SALE OF ASSETS

On February 10, 1999, the Company sold the HeartScan - San Francisco center and related C-150 scanner and other equipment for $1,500,000. The net book value of the center's property and equipment at that date totaled $8,000, resulting in a net gain on sale of $1,492,000 which was included in "Gain on sale of assets" in the Condensed Consolidated Statements of Operations for the three months ended March 31, 1999.

================================================================================

FORM 10-Q                         IMATRON INC.                    MARCH 31, 1999
================================================================================

Note 8 - NET LOSS PER SHARE

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

Stock options and warrants have not been included in the computation as their effect would have been antidilutive.The computation of basic and diluted loss per share for both continuing and discontinued operations for the three month periods ended March 31, 1999 and 1998, are as follows:

                                                 1999             1998
                                              ----------       ----------
                                        (In thousands, except per share amounts)

Loss from continuing operations                $ (2,353)        $ (2,621)
                                              ==========       ==========

Loss from discontinued operations             $    (690)        $ (1,384)
                                              ==========       ==========
Net loss                                      $  (3,043)        $ (4,442)
                                              ==========       ==========

Weighted average common shares
     basic and diluted                           89,798           78,995
                                              ==========       ==========

Basic and diluted loss per share:
     Loss from continuing operations          $   (0.03)        $  (0.03)
                                              ==========       ==========
     Loss from discontinued operations        $   (0.01)        $  (0.02)
                                              ==========       ==========
     Net loss                                 $   (0.03)        $  (0.06)
                                              ==========       ==========

Antidilutive options and warrants
     not included in calculation                    102            1,614
                                              ==========       ==========


Note 9 -SEGMENT DISCLOSURES

The Company operates in three industry segments. Imatron operates in one industry segment in which it designs, manufactures, services and markets a computed tomography scanner; HeartScan, operates centers that perform the coronary artery scan procedures; and Caral, engages in the business of machining and fabrication of metal and plastic components. The Company is currently selling its interests in HeartScan (see Note 10).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998. The Company evaluates performance based on profit or loss from operations before income taxes not including non-recurring gains and losses.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

================================================================================

FORM 10-Q                         IMATRON INC.                    MARCH 31, 1999
================================================================================

The following table summarizes the results of operations for the Company's two major business segments for each quarter ended March 31 (in thousand):

                                                                Imatron              Caral            Eliminations      Consolidated
                                                               ---------           ---------           ---------           ---------
1999:
Revenues from external customers                               $  4,965            $    265            $   --              $  5,230
Intersegment revenues                                              --                   111                (111)               --
Total revenue                                                     4,965                 376                (111)              5,230
Operating loss                                                   (3,742)                (47)                (27)             (3,816)
Total assets as of March 31, 1999                                28,374                 601                (544)             28,431


1998:
Revenues from external customers                               $  3,758            $   --              $   --              $  3,758
Intersegment revenues                                              --                  --                  --                  --
Total revenue                                                     3,758                --                  --                 3,758
Operating loss                                                   (2,707)               --                  --                (2,707)
Total assets as of December 31, 1998                             28,496                --                  --                28,496





Note 10 - DISCONTINUED OPERATION -- SALE OF HEARTSCAN SUBSIDIARY

On July 13, 1998 (the measurement date), the Company adopted a formal plan to sell its HeartScan subsidiary in order for the Company to focus more comprehensively on the core business of manufacturing and serving quality Ultrafast CT scanners. Accordingly, the operating results of the HeartScan operations are reflected as discontinued operations for all periods presented in the Company's statements of operations and as net assets (liabilities) of discontinued operations in the March 31, 1999 and 1998 balance sheets.

================================================================================

FORM 10-Q                         IMATRON INC.                    MARCH 31, 1999
================================================================================

HeartScan statements of operations data for the three months ended March 31, 1999 and 1998 are as follows (in thousands):

                                                 1999             1998
                                              ----------       ----------

       Revenues                               $     710        $   1,021
       Costs and expenses                         1,400            2,405
                                              ----------       ----------

       Loss before income taxes                    (690)          (1,384)
       Provision for income taxes                    --               --
                                              ==========       ==========
       Loss from discontinued operations      $    (690)       $  (1,384)
                                              ==========       ==========

The HeartScan statements of operations include costs of sales of $70,000 and $140,000 in 1999 and 1998, respectively, related to transactions with Imatron.

A summary of the net assets of discontinued operation is as follows:

                                                    March 31,       December 31,
                                                       1999             1998
                                                     -------          -------
                                        (In thousands, except per share amounts)


Cash and cash equivalents                            $   577          $ 1,273
Accounts receivable - net and
    other current assets                                 336              327
Other current liabilities                                (53)             (92)
Lease obligations - current                           (1,293)          (1,728)
                                                     -------          -------

Net current assets (liabilities)
    of discontinued operation                           (433)            (220)
                                                     -------          -------

Property, plant and equipment, net                     4,760            6,381
Other assets                                               5                5
Lease obligations - long-term portion                 (2,289)          (2,900)
                                                     -------          -------

Long-term net assets of discontinued operation       $ 2,476          $ 3,486
                                                     =======          =======

The Company expects that the discontinued operation will continue to operate at a loss through the disposal date.

On February 10, 1999, the Company sold the HeartScan - San Francisco center and related C-150 scanner and other equipment for $1,500,000. The resulting net gain on sale of approximately $1,492,000 was included in "Gain on sale of assets" in the Condensed Consolidated Statements of Operations for the three months ended March 31, 1999.

The Company is selling each individual center separately. The sales of the Pittsburgh, Houston, and Washington, D.C. centers of HeartScan are expected to close in 1999.

================================================================================

FORM 10-Q                         IMATRON INC.                    MARCH 31, 1999
================================================================================
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere with this document. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

This Form 10-Q contains forward-looking statements which are subject to risks and uncertainties. The Company's actual results may differ significantly from the results projected in the forward-looking statements as a result of certain risk factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The Company expressly disclaims any obligation to update any forward-looking statements.

Results of Continuing Operations:

                  Three months ended March 31, 1999 versus 1998

Overall revenues for the three months ended March 31, 1999 of $5,230,000 increased $1,472,000 or 39% compared to revenues of $3,758,000 for the same period in 1998. Net product revenues increased to $3,348,000 in 1999 from $949,000 in 1998 due to shipment of two scanners in 1999 compared to one in 1998. Service revenues increased 4% to $1,617,000 in 1999 from $1,559,000 in 1998 due to an increase in scanners under service contract. Other product sales of $265,000 in 1999 represent revenues from Caral's machining and fabrication services. Development contract revenue of $1,250,000 recorded in 1998 represented a non-refundable payment received from Siemens to compensate the Company for its research and development efforts for which Siemens received certain rights under the three year Memorandum of Understanding. There were no payments received from Siemens for the first quarter of 1999 as the Memorandum of Understanding expired on April 1, 1998.

Total cost of revenues as a percent of revenues for the three months of 1999 was 95% as compared with 67% in 1998. Product cost of revenues as a percent of product revenues decreased to 97% in 1999 from 111% in 1998 due to shipment of two scanners compared to one scanner in 1998. The high cost of product sales in 1999 was due to the decrease in production of new scanners, resulting in a significant portion of the fixed overhead of the manufacturing facility being expensed to cost of revenue. In 1998, the negative gross margin on product sales was the result of selling one scanner to Siemens with no gross margin, coupled with the fact that the Company incurred one time re-engineering costs for its scanner manufacturing process. Service cost of revenues as a percent of service decreased to 91% in 1999 as compared to 94% in 1998 due to a slight decrease in overhead expenses to support scanner service contracts. Other product cost of revenues as a percent of other product revenues was 98% in 1999.

Operating expenses for the three months of 1999 increased 3% to $4,084,000, or 78% of revenues, compared to $3,947,000, or 105% of revenues in 1998. Research and development expenses of $1,808,000 in 1999 decreased from $1,986,000 in 1998 due to a reduction in headcount. Marketing and sales expenses increased to $1,168,000 in 1999 from $878,000 in 1998 primarily due to increases in headcount and outside commissions related to scanner sales. Administrative expenses decreased to $806,000 in 1999 from $1,083,000 in 1998 due primarily to a decrease in the bad debt provision relating to certain distributors.Goodwill amortization amounting to $20,000 in 1999 represents the amortized portion of goodwill related to the acquisition of Caral (see Note 5). Restructuring charges of $282,000 relates to severance and other benefits recorded by the Company during the first quarter of 1999 as part of the it's reorganization plan (see
Note 6).

The gain on sale of assets of $1,492,000 relates to the gain recognized from the sale of HeartScan - San Francisco center to International Technology Group (see
Note 7). Other income decreased to $12,000 for the first three months of 1999 from $91,000 in the comparable period of 1998. The decrease was attributable to lower cash balances and investments in interest-bearing securities primarily due to the operating loss incurred. Interest expense represents interest incurred on capital lease obligations on certain office equipment.
================================================================================

FORM 10-Q                         IMATRON INC.                    MARCH 31, 1999
================================================================================
The Company incurred a non-cash charge to income of $437,000 recorded as return to minority interest expense for the three months ended March 31, 1998, in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock.

Discontinued operation:

On July 13, 1998, the Company announced its intention to divest its HeartScan subsidiary. Accordingly, the Company restated its financial statements to reflect the classification of HeartScan as discontinued operation for all periods presented (see Note 10).

During the three months of 1999 and 1998, the Company reported losses from discontinued operation of $690,000 and $1,384,000, respectively, which relate to the discontinued operations of the HeartScan subsidiary. The decrease in operating loss was primarily due to an increase in number of patient scans and the closure of the Seattle center which had been consistently operating at a loss. In addtion, HeartScan ceased all radio and print advertising which significantly reduced overhead costs.

The Company expects that the discontinued operation will continue to operate at a loss through the disposal date. However, management's current best estimate indicates that gains will result from the disposal of the individual centers comprising the discontinued operation.

Liquidity and Capital Resources:

At March 31, 1999, working capital decreased to $11,217,000 compared to December 31, 1998 working capital of $12,813,000 primarily as a result of the net loss sustained by the Company. The current ratio decreased to 2.0:1 at March 31, 1999 from 2.1:1 at December 31, 1998.

The Company's total assets decreased to $30,907,000 compared to December 31, 1998 total assets of $31,982,000. Cash and cash equivalents increased to $1,469,000 in 1999 from $1,445,000 in 1998 as a result of collections of receivables and the cost cutting measures taken in the first quarter. Cash used in continuing operations was $2,022,000 for three months ended March 31, 1999 compared to $5,157,000 during the same period in 1998. Cash generated from receivables and decreased inventory purchases were offset by a reduction in accounts payable. The decrease in accounts receivables was primarily due to payment of outstanding invoices. The decrease in inventory resulted from a decrease in the number of scanners in finished goods to eight in 1999 from five during the same period in 1998 to reflect short-term projected sales. In 1998, scanner orders were either delayed or canceled due to the uncertainty in Asia, resulting in an increase in the number of scanners in finished goods. Accounts payable decreased as a result of a decrease in inventory purchases.

Cash provided by discontinued operations was $78,000 for the three months ended March 31, 1999 compared to $1,144,000 due to a decrease in cash to support operating lossses incurred in 1998. Operating losses for the three month period ended March 31, 1999 decreased to $690,000 as compared to $1,384,000 for the same period in 1998.

The Company's investing activities for the three months ended March 31, 1999 included proceeds from sale of HeartScan - San Francisco center for $1,500,000 offset by the acquisition of Caral amounting to $273,000 (net of cash acquired) and purchase of equipment totaling $158,000. In 1998, the primary source of cash from investing activities was $1,065,000 of proceeds from the sale and maturity of investments in marketable securities. This was offset by acquisitions of equipment totaling $289,000 and the purchase of $885,000 of investments in marketable securities.

Cash provided by financing activities was $899,000 for the three month period ended March 31, 1999 as compared with $220,000 for the same period in 1998. Significant source of cash in financing activities were proceeds of $925,000 and $235,000 from issuance of common stock under the Company's stock option and employee stock purchase plans during the three month period ended March 31, 1999 and 1998, respectively,
================================================================================

FORM 10-Q                         IMATRON INC.                    MARCH 31, 1999
================================================================================
The Company's liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the cash requirements will fluctuate based on timing and extent of these factors, management believes that cash, and cash equivalents existing at March 31, 1999 together with the proceeds from the impending sale of HeartScan, and the estimated proceeds from ongoing sales of products and services in 1999 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 1999.

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

The Company has reviewed its primary financial and other business information systems and it believes that the systems will be able to manage and manipulate all material data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. The Company primarily uses ASK computer system for its Enterprise Resource Planning
(ERP) and will be upgraded to Manufacturing Knowledge (MK) computer system in 1999 which is Y2K compliant. The main purpose of the upgrade is to accommodate addtional users to the system and increases in data storage and processing. Had the Company decided to continue to use ASK computer system for its ERP, the cost to make the it Y2K compliant would be less than $50,000. A series of comprehensive training classes for the MK system started in March 1999. The Company anticipates the conversion from ASK to MK to start in June 1999 and be fully implemented by August 1999. The Company estimates the cost for the conversion to be less than $700,000. As of March 31, 1999, the Company has incurred approximately $200,000 in Y2K costs. The Company anticipates that most of its Y2K costs will be incurred during the second and third quater of 1999.

The Company has reviewed the software associated with the operation of its scanners to ensure Year 2000 compliance. The Company is currently upgrading its software with the release of Series 12.4 software that allows 4-digit space on its images and compatibility with previous software image data. This software is workable on XP systems only. For non-XP systems, a hardware upgrade is necessary in order for the Series 12.4 software to function. Although images from scanners will have "00" for the year 2000, it will not affect their functionality. Should the customer elect not to purchase the upgrade, the Company is currently formulating a "functional workaround procedure" which will likely involve manual labeling of images to indicate the corrected dates. The Company expects this procedure to be in place and communicated to all its affected customers by the second quarter of 1999. Series 12.4 completed its beta testing and was released in the first quarter of 1999.
================================================================================

FORM 10-Q                         IMATRON INC.                    MARCH 31, 1999
================================================================================
The Company has contacted all its suppliers, especially sole-source vendors, and a review is underway to ensure Year 2000 compliance. While the Company believes the issues associated with Year 2000 compliance are being addressed, there remains the risk that suppliers may encounter disruptions due to Year 2000 compliance or the costs associated with implementing computer system changes. To date, the Company has received formal responses from all of its critical suppliers. Most of them have responded that they expect to address all their significant Y2K issues on a timely basis. The Company regularly reviews and monitors the suppliers' Y2K readiness plans and performance. Based on the Company's risk assessment, selective on-site reviews may be performed. Risk analysis has been completed with the Company's base of suppliers and contingency plans are now being developed and tested. All testing is targeted to be complete by June 1, 1999. In some cases, to meet Y2K readiness, the Company has replaced suppliers or eliminated suppliers from consideration for new business. The Company has also contracted with multiple transportation companies to provide product delivery alternatives.

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

Estimated Costs

The Company does not expect the costs associated with its Year 2000 efforts to be substantial. Less than $1,000,000 has been allocated to address the Year 2000 issue, of which approximately $200,000 has been incurred through March 31, 1999. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans. The discussion above regarding estimated completion dates, costs, risks and other forward-looking statements regarding Y2K is based on the Company's best estimates given information that is currently available and is subject to change. As the Company continues to progress with its Y2K initiatives, it may discover that actual results will differ materially from these estimates.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In the past the Company has held investments consisting of interest bearing investment grade instruments consistent with the Company's investment portfolio. The Company has also entered into credit facilities and leasing arrangements. At March 31, 1999, the Company had money market mutual funds, certificates of deposit and commercial paper which mature in less than three months.
Additionally, the Company maintained leases for a scanner and other equipment that have been accounted for as capital leases with a total obligation of $872,000 as of March 31, 1999.

The Company's foreign sales are denominated in U.S. Dollars.

The Company does not believe that it is subject to any material exposure to interest rate, foreign currency or other market risks.
================================================================================

FORM 10-Q                         IMATRON INC.                    MARCH 31, 1999
================================================================================



PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a vote of Security Holders

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

               (a)   Exhibits:

                     No. 27 - Financial Data Schedule as of March 31, 1999.

               (b)   Form 8-K Reports:

                     None.


================================================================================

FORM 10-Q                         IMATRON INC.                    MARCH 31, 1999
================================================================================



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 13, 1999


                                         IMATRON INC.
                                         (Registrant)



                                         /s/Gary H. Brooks
                                         ---------------------------------------
                                         Gary H. Brooks
                                         Vice President, Finance/Administration,
                                         Chief Financial Officer and Secretary

                                                             IMATRON INC.
                                                             (Registrant)




================================================================================
                                       17