Form 10-Q
period 1999-06-30
IMATRON INC
filed 1999-08-13
CIK 720477

FORM 10-Q                         IMATRON INC.                     JUNE 30, 1999
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.


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


  At July 20, 1999, 94,666,671 shares of the Registrant's common stock (no par value) were issued and outstanding.



                            Total Number of Pages: 18

================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 1999
================================================================================





                                  IMATRON INC.
                                Table of Contents


PART 1     FINANCIAL INFORMATION                                           PAGE

Item 1.       Condensed Consolidated Financial Statements

              Consolidated Balance Sheets
              June 30, 1999 and December 31, 1998.                            3


              Consolidated Statements of Operations
              Three and Six Month Periods Ended June
              30, 1999 and 1998.                                              4


              Consolidated Statements of Cash Flows
              Six Month Periods Ended
              June 30, 1999 and 1998.                                         5


              Notes to Consolidated Financial Statements.                     6


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                           12





Item 3.       Quantitative and  Qualitative Disclosures
              about Market Risks.                                            16





PART II.   OTHER INFORMATION                                                 17





SIGNATURES                                                                   18

================================================================================

FORM 10-Q                                                   IMATRON INC.                                               June 30, 1999
====================================================================================================================================

                                                            IMATRON INC.
                                                     Consolidated Balance Sheets
                                                           (In thousands)


                                                                                           June 30,           December 31,
ASSETS                                                                                       1999                1998
------                                                                                       -----------------    ---------------
Current assets
    Cash and cash equivalents                                                          $          3,702     $         1,445
    Accounts receivable (net of allowance for doubtful accounts of $3,095 and $3,272 at June 30, 1999 and December 31, 1998):
           Trade accounts receivable                                                              7,068              7,228
           Accounts receivable from joint venture                                                   683                659
    Inventories                                                                                  12,206             14,433
    Prepaid expenses                                                                                832                825
    Current net assets of discontinued operations                                                    84                 --
                                                                                       -----------------    ---------------

Total current assets                                                                             24,575             24,590

Property and equipment, net                                                                       3,629              2,275
Goodwill, net                                                                                     1,311                 --
Other assets                                                                                      1,365              1,631
Long-term net assets of discontinued operations                                                   1,769              3,486
                                                                                       -----------------    ---------------

Total assets                                                                           $         32,649     $       31,982
                                                                                       =================    ===============

LIABLITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                   $          1,996     $        3,515
    Other accrued liabilities                                                                     8,801              7,978
    Capital lease obligations - due within one year                                                 554                 64
    Net current liabilities of discontinued operations                                               --                220
                                                                                       -----------------    ---------------

Total current liabilities                                                                        11,351             11,777

Deferred income on sale leaseback transactions                                                      543                875
Deferred income on service contract                                                                 260                300
Capital lease obligations                                                                           183                 39
                                                                                       -----------------    ---------------

Total liabilities                                                                                12,337             12,991
                                                                                       -----------------    ---------------

Minority interest                                                                                   331                331
                                                                                       -----------------    ---------------

Shareholders' equity
    Common stock, no par value; 150,000 shares authorized; 94,642 and  88,295
    shares issued and outstanding in 1999 and 1998, respectively                                113,766            107,475
    Deferred compensation                                                                         (170)              (170)
    Additional paid-in capital                                                                    9,340              9,340
    Notes receivable from stockholders                                                            (488)              (488)
    Accumulated deficit                                                                       (102,467)           (97,497)
                                                                                       -----------------    ---------------

Total shareholders' equity                                                                       19,981              18,660
                                                                                       -----------------    ----------------

Total liabilities and shareholders' equity                                             $         32,649     $        31,982
                                                                                       =================    ================

                  The accompanying notes are an integral part of these consolidated financial statements.

====================================================================================================================================
                                                                      3

FORM 10-Q                                                   IMATRON INC.                                               June 30, 1999
====================================================================================================================================
                                                            IMATRON INC.
                                                 Consolidated Statements of Operations
                                               (In thousands, except per share amounts)
                                                                          Three Months ended                 Six Months ended
                                                                                June 30,                          June 30,
                                                                     -------------------------------  ------------------------------
                                                                         1999             1998              1999            1998
                                                                     --------------   --------------   ---------------  ------------
Revenues
   Product sales                                                      $        6,394   $      9,892    $        9,742    $    10,841
   Service                                                                     1,763          1,487             3,380          3,046
   Other product sales                                                           123            --                388            --
   Development contracts                                                        --               --                --          1,250
                                                                      --------------   --------------   ---------------  -----------
        Total revenue                                                        8,280           11,379            13,510         15,137
                                                                     --------------   --------------   ---------------  ------------
Cost of revenues
   Product sales                                                             4,346            6,324             7,579          7,375
   Service                                                                   1,293            1,745             2,763          3,213
   Other product sales                                                         147             --                 406           --
                                                                     --------------   --------------   ---------------  ------------
        Total cost of revenues                                               5,786            8,069            10,748         10,588
                                                                     --------------   --------------   --------------- -------------
Gross profit                                                                 2,494            3,310             2,762          4,549

Operating expenses
   Research and development                                                  1,659            2,053             3,467          4,039
   Marketing and sales                                                       1,086            1,155             2,254          2,033
   General and administrative                                                  528            1,044             1,334          2,126
   Goodwill amortization                                                        49             --                  69           --
   Restructuring charges                                                      --               --                 282           --
                                                                     --------------   --------------   ---------------  ------------
        Total operating expenses                                             3,322            4,252             7,406          8,198
                                                                     --------------   --------------   ---------------  ------------
Operating loss                                                               (828)            (942)           (4,644)        (3,649)

 Gain (loss) on sale of assets                                               (435)             --               1,060            --
Interest and other income                                                       18               39                27            131
Interest expense                                                              (46)              (5)              (87)           (11)
                                                                     --------------   --------------   ---------------  ------------
Loss from continuing operations before provision for income taxes          (1,291)            (908)           (3,644)        (3,529)
Provision for income taxes                                                    --               --                --             --
                                                                     --------------   --------------   ---------------  ------------
Loss from continuing operations                                            (1,291)            (908)           (3,644)        (3,529)

 Loss from discontinued operations                                           (636)          (1,191)           (1,326)        (2,575)

Non cash return to minority interest                                          --              (437)              --            (874)
                                                                     --------------   --------------   ---------------  ------------
Net loss                                                             $     (1,927)    $     (2,536)    $      (4,970)   $    (6,978)
                                                                     ==============   ==============   ===============  ============
Net loss per common share:
    Loss from continuing operations - basic and diluted              $       (0.01)   $       (0.01)   $        (0.04)  $     (0.04)
                                                                     ==============   ==============   ===============  ============
    Loss from discontinued operations - basic and diluted            $       (0.01)   $       (0.01)   $        (0.01)  $     (0.03)
                                                                     ==============   ==============   ===============  ============
    Net loss - basic and diluted                                     $       (0.02)   $       (0.03)   $        (0.05)  $     (0.09)
                                                                     ==============   ==============    ==============  ============
Number of shares used in basic and diluted per share calculations
                                                                             92,064          81,689            90,931        80,231
                                                                     ==============   =============     ==============  ============

                       The  accompanying  notes  are an  integral  part of these consolidated financial statements.

====================================================================================================================================
                                                                       4

FORM 10-Q                                                   IMATRON INC.                                               June 30, 1999
====================================================================================================================================
                                                            IMATRON INC.
                                                 Consolidated Statements of Cash Flows
                                                            (In thousands)
                                                                                           Six Months Ended June 30,
                                                                                           1999                  1998
                                                                                   ----------------  --------------------
Cash flows from operating activities:
   Net loss                                                                        $        (4,970)  $            (6,978)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                            505                   381
       Net loss from discontinued operations                                                  1,326                 2,575
       Goodwill amortization                                                                     69                   --
       Net gain on sale of assets                                                            (1,060)                  --
       Amortization of deferred compensation                                                     --                     42
       Non-cash return to minority interest                                                      --                    874
       Warrant issued for services                                                               --                     50
       Common stock issued for services                                                          486                   255
       Provision for bad debt                                                                  (177)                   355
       Loss on disposal of assets                                                                 22                  --
   Changes in operating assets and liabilities:
       Accounts receivable                                                                       609               (1,060)
       Inventories                                                                             2,516               (3,508)
       Prepaid expenses                                                                          (4)                 (169)
       Other assets                                                                              255                 (352)
       Accounts payable                                                                      (1,673)                   125
       Other accrued liabilities                                                                 657                 (142)
       Deferred income                                                                         (372)                 (310)
                                                                                   -----------------  --------------------
Net cash used in operating activities:                                                       (1,811)               (7,862)
Net cash provided (used) by discontinued operations                                            (721)                 1,951
                                                                                   -----------------  --------------------
                                                                                             (2,532)               (5,911)
                                                                                   -----------------  --------------------
Cash flows from investing activities:
   Capital expenditures                                                                        (548)                 (496)
   Acquisition of subsidiary, net of cash acquired                                             (273)                  --
   Purchases of available-for-sale securities                                                   --                   (885)
   Maturities of available-for-sale securities                                                  --                   1,065
   Proceeds from disposal of assets                                                            2,150                  --
                                                                                   -----------------  --------------------
Net cash (used in) provided by investing activities:                                           1,329                 (316)
                                                                                   -----------------  --------------------
Cash flows from financing activities:
   Payments of obligations under capital leases                                                (891)                  (29)
   Proceeds from issuance of common stock                                                      4,351                   470
                                                                                   -----------------  --------------------
Net cash provided by financing activities                                                      3,460                   441
                                                                                   -----------------  --------------------

Net (decrease) increase in cash and cash equivalents                                           2,257               (5,786)
Cash and cash equivalents, at beginning of the period                                          1,445                 8,400
                                                                                   =================  ====================
Cash and cash equivalents, at end of the period                                    $           3,702  $              2,614
                                                                                   =================  ====================
Supplemental Disclosure of Noncash Investing and Financing Activities:

   Cash paid for interest on capital lease obligations:
       Continuing operations                                                       $             87   $                  10
                                                                                   ================   =====================
       Discontinued operations                                                     $            160   $                 195
                                                                                   ================   =====================
   Conversion of HeartScan Preferred Stock to Imatron Common Stock                 $           --     $              13,959
                                                                                   ===============    =====================
   Notes receivable from stockholder                                               $           --     $                 336
                                                                                   ===============    =====================
   Cash paid for income taxes                                                      $           --     $                --
                                                                                   ===============    =====================

                        The  accompanying  notes are an  integral  part of these consolidated financial statements.

====================================================================================================================================
                                                                           5

FORM 10-Q                         IMATRON INC.                     JUNE 30, 1999
================================================================================

                                  IMATRON INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1998.

Certain reclassifications have been made to the 1998 amounts to conform to the current period presentation.


Note 2 - BASIS OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts of Imatron Inc. ("Imatron") and all its subsidiaries (collectively, the "Company"), after elimination of all intercompany transactions and accounts.

On July 13, 1998, the Company adopted a formal plan to sell its HeartScan Imaging, Inc. ("HeartScan") subsidiary in order for the Company to focus on its core business of manufacturing, marketing/selling, and servicing the Company's proprietary Electron Beam Tomography (EBT) scanners. For all periods presented, the financial statements reflect the Company's HeartScan segment as a discontinued operation.

On January 6, 1999, Imatron acquired a 100% interest in Caral Manufacturing ("Caral") in an acquisition accounted for under the purchase method of accounting (see Note 5). Beginning January 6, 1999, the financial position and operating results of Caral were consolidated with those of the Company.

On January 25, 1999, the Company acquired 9,000,000 shares of common stock of Positron Corporation ("Positron") representing a 55% interest for $100. Imatron is working with third-party equity financing groups to recapitalize Positron for an aggregate amount of no less than $8,000,000 to support Positron's re-entry into the medical imaging market. It is expected that the equity financing will dilute Imatron's interest in Positron to less than 20%. As such, Imatron's control in Positron is temporary and accordingly, the Company accounted for its investment in Positron at cost for the six months ended June 30, 1999. Upon the conclusion of the equity financing, Positron will repay its loan obligation of $600,000 plus accrued interest to the Company.


Note 3 - NEW ACCOUNTING PRONOUNCEMENTS

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and in July 1999 issued Financial Accounting Standard No. 137, "Accounting For Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" (SFAS 137). SFAS 137 delayed the effective date for SFAS 133 for fiscal years beginning after June 15, 2000. The Company does not believe that the impact of this statement will have a material effect on the financial position or results of operations upon the adoption of this accounting standard.

================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 1999
================================================================================

Note 4 - inventories

Inventories were as follows:

                                             June 30,           December 31,
                                                1999               1998
                                          ----------------     ----------------
                                                      (In thousands)

Purchased parts and sub-assemblies                 $ 2,640             $ 2,863
Service parts                                        1,693               1,883
Work-in-progress                                     4,303               3,177
Finished products                                    3,570               6,510
                                          ----------------     ----------------

                                                  $ 12,206            $ 14,433
                                          ================     ================


Note 5 - ACQUISITIONS

CARAL MANUFACTURING

On January 6th, 1999 (closing date) Imatron acquired a 100% interest in Caral Manufacturing ("Caral"). Caral was a major vendor of Imatron and manufactures custom-made parts for scanners.

The purchase price of the acquisition was comprised of $275,000 in cash, 624,113 shares of common stock issued at closing plus an issuance of shares of common stock based on the market price of the Company's common stock as of June 6, 1999. The shares issued at closing were valued at $825,000 or $1.3109 per share, which is the average stock price for the period from December 7, 1998 to December 18, 1998, the period surrounding the date the terms of the acquisition were agreed. The security price of the Company's common stock as of June 6, 1999 was below $2.90 per share, and as part of the agreement, the Company will issue 332,279 additional shares. In accordance with EITF 97-15, the contingency was valued at $655,450. The contingent shares are currently held at an escrow agent.

The acquisition was accounted for using the purchase method of accounting, and accordingly, the operating results of Caral were included in the Company's consolidated financial statements from January 6, 1999 forward. The purchase price was allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. The fair value of assets acquired was $687,000 and liabilities assumed was $320,000. The excess of the aggregate purchase price over the fair market value of net assets acquired amounting to $1,380,000 is classified as goodwill, and amortized on a straight line method over 10 years. As of June 30, 1999, amortization expense on goodwill was $69,000.

The income statement for the period ended June 30, 1999 includes Caral's results of operations from January 6, 1999.

================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 1999
================================================================================

The following unaudited pro forma financial information presents the combined results of operations for the period ended June 30, 1998 of Imatron and Caral as if the acquisition had occurred as of the beginning of 1998, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Imatron and Caral constituted a single entity during the period ended June 30,1998:

                                      Three months         Six months
                                       ended June          ended June
                                        30, 1998            30, 1998
                                    -----------------    ----------------


Net sales                           $          11,725    $         15,800
                                    =================    ================
Net loss                            $         (2,277)    $         (6,401)
                                    =================    =================
Loss per share - basic and diluted  $          (0.03)    $          (0.08)
                                    =================    =================

Number of shares used in basic and
diluted per share calculations                81,689                80,231

                                    =================    =================


POSITRON CORPORATION

On January 25, 1999, the Company acquired 9,000,000 shares of common stock of Positron Corporation ("Positron") representing a 55% interest for $100. Imatron is working with third-party equity financing groups to recapitalize Positron for an aggregate amount of no less than $8,000,000 to support Positron's re-entry into the medical imaging market. It is expected that the equity financing will dilute Imatron's interest in Positron to less than 20%. As such, Imatron's control in Positron is temporary and accordingly, the Company has accounted for its investment in Positron at cost for the six month period ended June 30, 1999.

In conjunction with the execution of a letter of intent and the consummation of the purchase business combination with Positron, the Company made working capital advances to Positron under a $600,000 credit facility. The financing bears interest at 1/2% over the prime rate, is due March 1, 2000 and is secured by all of Positron's assets. Positron has been operating under severe liquidity and working capital constraints. At June 30, 1999, Imatron had advanced to Positron $600,000 under this credit facility which has been included in other assets. Upon the conclusion of the equity financing, Positron will repay its loan obligation of $600,000 plus accrued interest to the Company.


Note 6 -  RESTRUCTURING AND REORGANIZATION CHARGES

On February 8, 1999, the Company implemented a restructuring plan to reduce costs and improve operating efficiencies. The plan included elimination of approximately 20% of the Company's workforce in various departments and its HeartScan subsidiary including disposal of its HeartScan operations (see Note
9). In addition, the Company put a moratorium on salary increases for its executive management team effective until the Company meets its financial goals and objectives. The one-time cost associated with this reduction in staff, consisting primarily of severance and related benefits, was $282,000 and was recorded in the first quarter of 1999.
================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 1999
================================================================================

Note 7 - NET LOSS PER SHARE

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

Stock options and warrants have not been included in the computation as their effect would have been antidilutive. The computation of basic and diluted loss per share for both continuing and discontinued operations for the periods ended June 30, 1999 and 1998, are as follows:


                                                                       Three Months ended June 30,         Six Months ended
                                                                                                               June 30,
                                                                       -----------------------------   -----------------------------

                                                                          1999            1998            1999           1998
                                                                       ------------    -------------   --------------   ------------
                                                                                (In thousands, except per share amounts)
Loss from continuing operations                                        $    (1,291)    $       (908)   $      (3,644)  $     (3,529)
                                                                       ============    =============   ==============  ============
Loss from discontinued operations                                      $      (636)    $     (1,191)   $      (1,326)  $     (2,575)
                                                                       ============    =============   ==============  =============

Net loss                                                               $    (1,927)    $     (2,536)   $      (4,970)  $     (6,978)
                                                                       ============    =============   ==============   ============


Weighted average common shares - basic and diluted                           92,064           81,689           90,931         80,231
                                                                       ============    =============   ==============   ============

Basic and diluted loss per share:
     Loss from continuing operations                                   $     (0.01)    $     (0.01)   $      (0.04)     $     (0.04)
                                                                       ============    ============   ===============   ============

     Loss from discontinued operations                                 $     (0.01)    $     (0.01)   $       (0.01)    $     (0.03)
                                                                       ============    ============   ===============   ============

     Net loss                                                          $     (0.02)    $     (0.03)   $       (0.05)    $     (0.09)
                                                                       ============    ============   ===============   ============

Antidilutive options and warrants not included in calculation                   178           2,159               166          2,267
                                                                       ============    ============   ===============   ============


Note 8 -SEGMENT DISCLOSURES

The Company operates in three industry segments. Imatron operates in one industry segment in which it designs, manufactures, services and markets a computed tomography scanner; HeartScan operates centers that perform the coronary artery scan procedures; and Caral engages in the business of machining and fabrication of metal and plastic components. The Company is currently selling its interests in HeartScan (see Note 9).

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


================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 1999
================================================================================




The following table summarizes the results of operations for the Company's two major continuing business segments for six month periods ended June 30, (in thousands):


                                                     Imatron                 Caral           Eliminations      Consolidated
                                                 ------------------     ----------------     -------------    -----------------
1999:
Revenues from external customers                 $       13,122         $       388          $      --        $     13,510
Intersegment revenues                                        --                 274               (274)                 --
Total revenue                                            13,122                 662               (274)             13,510
Operating loss                                          (4,503)               (114)                (27)            (4,644)
Total assets as of June 30, 1999                         30,875                 465               (544)             30,796

1998:
Revenues from external customers                 $       15,137         $        --          $       --      $      15,137
Intersegment revenues                                        --                  --                  --                 --
Total revenue                                            15,137                  --                  --             15,137
Operating loss                                          (3,649)                  --                  --            (3,649)
Total assets as of December 31, 1998                     28,496                  --                  --             28,496


Note 9 - DISCONTINUED OPERATION -- SALE OF HEARTSCAN SUBSIDIARY

On July 13, 1998 (the measurement date), the Company adopted a formal plan to sell its HeartScan subsidiary in order for the Company to focus on its core business of manufacturing, marketing/selling, and servicing the Company's proprietary EBT scanners. Accordingly, the operating results of the HeartScan operations are reflected as discontinued operations for all periods presented in the Company's statements of operations and as net assets (liabilities) of discontinued operations in the June 30, 1999 and 1998 balance sheets.

HeartScan statements of operations data for the periods ended June 30, 1999 and 1998 are as follows (in thousands):


                                                                       Three Months ended               Six Months ended
                                                                ---------------------------    ----------------------------
                                                                       1999            1998           1999            1998
                                                                ------------    ------------    -----------    -------------
 Revenues                                                       $        540    $      1,100    $     1,250    $       2,122
 Costs and expenses                                                  (1,176)         (2,291)        (2,576)          (4,697)
                                                                ------------    ------------    -----------    -------------

 Loss before income taxes                                              (636)         (1,191)        (1,326)          (2,575)
 Provision for income taxes                                             --              --             --               --
                                                                ============    ============    ===========    =============
 Loss from discontinued operations                              $      (636)    $    (1,191)    $   (1,326)    $     (2,575)
                                                                ============    ============    ===========    =============


================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 1999
================================================================================

HeartScan statements of operations include costs of sales related to transactions with Imatron in the amount of $90,000 and $200,000 for three and six months ending June 30, 1999, respectively and $150,000 and $290,000 for three and six months ending June 30, 1998, respectively.

A summary of the net assets of discontinued operation is as follows:

                                                                                 June 30,               December 31,
                                                                                   1999                     1998
                                                                           ----------------------   ----------------------
                                                                              (In thousands, except per share amounts)
Cash and cash equivalents                                                  $                  827   $                1,273
Accounts receivable - net and other current assets                                            287                      327
Other current liabilities                                                                    (35)                     (92)
Lease obligations - current                                                                 (995)                  (1,728)
                                                                           ----------------------   ----------------------

Net current assets (liabilities) of discontinued operation                                     84                    (220)
                                                                           ----------------------   ----------------------

Property, plant and equipment, net                                                          3,404                    6,381
Other assets                                                                                    5                        5
Lease obligations - long-term portion                                                     (1,640)                  (2,900)
                                                                           ----------------------   ----------------------
Long-term net assets of discontinued operation                             $               1,769    $                3,486
                                                                           ======================   ======================

The Company expects that the discontinued operation will continue to operate at a loss through the disposal date.

On February 10, 1999, the Company sold its HeartScan - San Francisco center and related C-150 scanner and other equipment. The sale resulted in a net gain of approximately $1,492,000 which was included in the "Gain (loss) on sale of assets" in the Condensed Consolidated Statements of Operations for the six months ended June 30, 1999.

On June 17, 1999, the Company sold its HeartScan - Pittsburgh center and related C-150 scanner and other equipment resulting in a net loss of approximately $435,000 which was included in the "Gain (loss) on sale of assets" in the Condensed Consolidated Statements of Operations for the six months ended June 30, 1999.

The Company is selling the two remaining centers either individually or in combination. The sales of the Houston and Washington, D.C. business operations of HeartScan are expected to be completed in 1999.

Note 10 - EQUITY TRANSACTIONS

On June 15, 1999, the Company issued 3,767,713 shares of Imatron common stock to the president of the Company, Mr. Terry Ross, for $3,025,000. The per share closing price of the stock purchase was determined to be 90% of the 10 day average per share closing bid price from May 4, 1999 through May 17, 1999 or approximately $0.803 per share. In addition, the Company issued to Mr. Ross, an option to purchase up to an additional $3,000,000 of common stock in increments of $500,000 at a price equal to 125% of the closing price or $1.003 per share. In relation to the private placement, the Company also issued to Mr. Ross, a warrant to purchase 360,000 shares of common stock with an exercise price set at 130% of the closing price or $1.044 per share. The warrant vests on June 30, 2000 and expires on June 15, 2004.

Note 11 - SUBSEQUENT EVENT

On July 23, 1999, the Company closed a private placement offering of the Company's common stock whereby shares of common stock were sold at $1.00 per share, and realized net proceeds of $3,000,000. The offering included issuance of a warrant to purchase 1,000,000 shares of common stock at $1.25 per share. Proceeds from the private placements will be used for general corporate purposes.
================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 1999
================================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere with this document. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

Results of Continuing Operations:

                  Three months ended June 30, 1999 versus 1998

Overall revenues for the three months ended June 30, 1999 of $8,280,000 decreased $3,099,000 or 27% compared to revenues of $11,379,000 for the same period in 1998. Net product revenues decreased to $6,394,000 in 1999 from $9,892,000 in 1998 due to shipment of four scanners in 1999 compared to six in 1998. Service revenues increased 19% to $1,763,000 in 1999 from $1,487,000 in 1998 due to an increase in scanners under service contract. Other product sales of $123,000 in 1999 represent revenues from Caral's machining and fabrication services.

Total cost of revenues as a percent of revenues for the three months of 1999 was 70% as compared with 71% in 1998. Product cost of revenues as a percent of product revenues increased to 68% in 1999 from 64% in 1998 due to lower margins on scanners shipped in 1999. The high cost of product sales in 1999 was due to the decrease in production of new scanners, resulting in a significant portion of the fixed overhead of the manufacturing facility being expensed to cost of revenue Service cost of revenues as a percent of service decreased to 73% in 1999 as compared to 117% in 1998 due to a decrease in overhead expenses to support scanner service contracts.

Operating expenses for the three months of 1999 decreased 22% to $3,322,000, or 40% of revenues, compared to $4,252,000, or 37% of revenues in 1998. Research and development expenses of $1,659,000 in 1999 decreased from $2,053,000 in 1998 due to a reduction in headcount and completion of R&D projects. Marketing and sales expenses decreased to $1,086,000 in 1999 from $1,155,000 in 1998 primarily due to a decrease in outside commissions related to scanner sales offset by an increase in headcount. Administrative expenses decreased to $528,000 in 1999 from $1,044,000 in 1998 due primarily to a decrease in the bad debt provision relating to certain distributors. Goodwill amortization amounting to $49,000 in 1999 represents the amortized portion of goodwill related to the acquisition of Caral.

The loss on sale of assets of $435,000 relates to the loss recognized from sale of HeartScan-Pittsburgh center to University of Pittsburgh Medical Center. Other income decreased to $18,000 for the three months ending June 30, 1999 from $39,000 in the comparable period of 1998. The decrease was attributable to lower cash balances and investments in interest-bearing securities primarily due to the operating loss incurred. Interest expense represents interest incurred on capital lease obligations on certain office equipment.

The Company incurred a non-cash charge to income of $437,000 recorded as return to minority interest expense for the three months ended June 30, 1998, in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock.
================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 1999
================================================================================
                   Six months ended June 30, 1999 versus 1998

Overall revenues for the six months ended June 30, 1999 of $13,510,000 decreased $1,627,000 or 11% compared to revenues of $15,137,000 for the same period in 1998. Net product revenues decreased to $9,742,000 in 1999 from $10,841,000 in 1998 due to six scanners shipped in 1999 compared to seven in 1998. Service revenues increased 11% to $3,380,000 in 1999 from $3,046,000 in 1998 due to an ncrease in scanners under service contract. Development contract revenue of
$1,250,000 recorded in 1998  represented  a  non-refundable  payment   received
from Siemens to compensate the Company for its research and development efforts for which Siemens received certain rights under the three year Memorandum of Understanding. There were no payments received from Siemens for the second quarter of 1999 as the Memorandum of Understanding expired on April 1, 1998.

Total cost of revenues as a percent of revenues for the first six months of 1999 was higher at 80% as compared with 70% in 1998. Product cost of revenues as a percent of product revenues increased to 78% in 1999 from 68% in 1998 due to shipment of six scanners with lower gross margins compared to seven shipments in 1998. Gross margins were adversely affected by a smaller build plan for the second quarter of fiscal 1999, due to the Company's effort to reduce finished goods inventory. With fewer units manufactured the cost per unit increased. Service cost of revenues as a percent of service revenue decreased to 82% in 1999 from 105% in 1998 due to a decrease in overhead expenses to support scanner service contracts. In 1998, revenues on spare parts shipped to Imatron Japan, a major customer, were deferred and related costs were recognized due to the customer's difficulty in paying as a result of the economic and currency uncertainties in Japan. As a major customer, the Company extended credit beyond the normal terms to ensure the continued service for its 25 installed scanners purchased from the Company.

Operating expenses for the six months of 1999 decreased 10% to $7,406,000, or 55% of revenues, compared to $8,198,000, or 54% of revenues in 1998. Research and development expenses of $3,467,000 in 1999 decreased from $4,039,000 in 1998 due to a reduction in headcount and completion of R&D projects. Marketing and sales expenses increased to $2,254,000 in 1999 from $2,033,000 in 1998 primarily due to an increase in headcount. Administrative expenses decreased to $1,334,000 in 1999 from $2,126,000 in 1998 due primarily to a decrease in the bad debt provision relating to certain distributors. Goodwill amortization amounting to $69,000 in 1999 represents the amortized portion of goodwill related to the acquisition of Caral. Restructuring charges of $282,000 relates to severance and other benefits recorded by the Company during the first quarter of 1999 as part of it's reorganization plan.

The gain on sale of assets of $1,060,000 relates to the net gain recognized from the sale of HeartScan-San Francisco center to International Technology Group offset by loss on sale of HeartScan-Pittsburgh to University of Pittsburgh Medical Center. Other income decreased to $27,000 for the first six months of 1999 from $131,000 in the comparable period of 1998. The decrease was attributable to lower cash balances and investments in interest-bearing securities primarily due to the operating loss incurred. Interest expense represents interest incurred on capital lease obligations on certain office equipment.

The Company incurred a non-cash charge to income of $874,000 recorded as return to minority interest expense for the six months ended June 30, 1998, in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock.

Discontinued operation:

On July 13, 1998, the Company announced its intention to divest its HeartScan subsidiary. Accordingly, the Company restated its financial statements to reflect the classification of HeartScan as a discontinued operation for all periods presented.

During the six months of 1999 and 1998, the Company reported losses from its discontinued operation of $1,326,000 and $2,575,000, respectively, which relate to the discontinued operations of the HeartScan subsidiary. The decrease in operating loss was primarily due to the closure of the Seattle center and the sale of the San Francisco and Pittsburgh centers which had been consistently operating at a loss.

The Company expects that the discontinued operation will continue to operate at a loss through the disposal date. However, management's current best estimate indicates that gains will result from the disposal of the individual centers comprising the discontinued operation.
================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 1999
================================================================================

Liquidity and Capital Resources:

At June 30, 1999,  working  capital   increased to    $13,224,000  compared   to
December 31, 1998 working   capital of $12,813,000.  The  current ratio remained
constant at 2.2:1 at June 30, 1999 and December 31, 1998.

The Company's total assets increased to $32,649,000 for the six month period ending June 30, 1999 compared to December 31, 1998 total assets of $31,982,000. Cash and cash equivalents increased to $3,702,000 in 1999 from $1,445,000 in 1998 due primarily to proceeds from sale of HeartScan centers and issuance of certain equity instruments. Cash used in continuing operations decreased to $1,811,000 for six months ended June 30, 1999 compared to $7,862,000 during the same period in 1998 due to cash generated from receivables and decreased inventory purchases offset by a reduction in accounts payable. The decrease in accounts receivables was primarily due to payment of outstanding invoices. The decrease in inventory resulted from a decrease in the number of scanners in finished goods to three in 1999 from five during the same period in 1998. In 1998, scanner orders were either delayed or canceled due to the uncertainty in Asia, resulting in an increase in the number of scanners in finished goods. Accounts payable decreased as a result of a decrease in inventory purchases.

Cash used by discontinued operations was $721,000 for the six months ended June 30, 1999 compared to cash provided at $1,951,000 due to the buy-out of HeartScan scanners on lease during 1999. Losses from discontinued operations for the six month period ended June 30, 1999 decreased to $1,326,000 as compared to $2,575,000 for the same period in 1998 due to the closure of Seattle and the sale of the San Francisco and Pittsburgh HeartScan business operations.

The Company's investing activities for the six months ended June 30, 1999 included proceeds from sale of HeartScan - San Francisco and Pittsburgh centers for $2,150,000 offset by the acquisition of Caral amounting to $273,000 (net of cash acquired) and purchase of equipment totaling $548,000. In 1998, the primary source of cash from investing activities was $1,065,000 of proceeds from the sale and maturity of investments in marketable securities. This was offset by acquisitions of equipment totaling $496,000 and the purchase of $885,000 of investments in marketable securities.

Cash provided by financing activities was $3,460,000 for the six month period ended June 30, 1999 as compared with $441,000 for the same period in 1998. Significant sources of cash in financing activities were proceeds of $4,351,000 and $470,000 from issuance of common stock under the Company's stock option and employee stock purchase plans during the six month period ended June 30, 1999 and 1998, respectively.

The Company's liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the cash requirements will fluctuate based on timing and extent of these factors, management believes that cash, and cash equivalents existing at June 30, 1999 together with the proceeds from the impending sale of HeartScan, and the estimated proceeds from ongoing sales of products and services in 1999 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 1999.

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

================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 1999
================================================================================

YEAR 2000 COMPLIANCE

The Company's State of Readiness

In 1997, the Company established a project team to coordinate existing Year 2000 activities and address remaining Year 2000 issues. The team has focused its efforts on three areas: (1) information systems software and hardware; (2) software and operating systems included in the C-150 scanner and (3) third-party relationships.

The Company has reviewed its primary financial and other business information systems and it believes that the systems will be able to manage and manipulate all material data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. The Company primarily uses ASK computer system for its Enterprise Resource Planning
(ERP) and will be upgraded to Manufacturing Knowledge (MK) computer system in 1999 which is Y2K compliant. The main purpose of the upgrade is to accommodate additional users to the system and increases in data storage and processing. Had the Company decided to continue to use ASK computer system for its ERP, the cost to make it Y2K compliant would be less than $50,000. A series of comprehensive training classes for the MK system started in March 1999. The conversion from ASK to MK started in June 1999 and will be fully implemented by August 1999. The Company estimates the cost for the conversion to be less than $700,000. As of June 30, 1999, the Company has incurred approximately $250,000 in Y2K costs. The Company anticipates that most of its Y2K costs will be incurred during the second and third quater of 1999.

The Company has reviewed the software associated with the operation of its scanners to ensure Year 2000 compliance. The Company is currently upgrading its software with the release of Series 12.4 software that allows 4-digit space on its images and compatibility with previous software image data. This software is workable on XP systems only. For non-XP systems, a hardware upgrade is necessary in order for the Series 12.4 software to function. Although images from scanners will have "00" for the year 2000, it will not affect their functionality. Should the customer elect not to purchase the upgrade, the Company is currently formulating a "functional workaround procedure" which will likely involve manual labeling of images to indicate the corrected dates. The Company has communicated this procedure to all its affected customers. Series 12.4 completed its beta testing and was released in the first quarter of 1999.

The Company has contacted all its suppliers, especially sole-source vendors, and a review is underway to ensure Year 2000 compliance. While the Company believes the issues associated with Year 2000 compliance are being addressed, there remains the risk that suppliers may encounter disruptions due to Year 2000 compliance or the costs associated with implementing computer system changes. To date, the Company has received formal responses from all of its critical suppliers. Most of them have responded that they expect to address all their significant Y2K issues on a timely basis. The Company regularly reviews and monitors the suppliers' Y2K readiness plans and performance. Based on the Company's risk assessment, selective on-site reviews may be performed. Risk analysis has been completed with the Company's base of suppliers and contingency plans are now being developed and tested. All testing is targeted to be complete by September 1, 1999. In some cases, to meet Y2K readiness, the Company has replaced suppliers or eliminated suppliers from consideration for new business. The Company has also contracted with multiple transportation companies to provide product delivery alternatives.

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

================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 1999
================================================================================

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

Estimated Costs

The Company does not expect the costs associated with its Year 2000 efforts to be substantial. Less than $1,000,000 has been allocated to address the Year 2000 issue, of which approximately $250,000 has been incurred through June 30, 1999. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans. The discussion above regarding estimated completion dates, costs, risks and other forward-looking statements regarding Y2K is based on the Company's best estimates given information that is currently available and is subject to change. As the Company continues to progress with its Y2K initiatives, it may discover that actual results will differ materially from these estimates.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In the past the Company has held investments consisting of interest bearing investment grade instruments consistent with the Company's investment portfolio. The Company has also entered into credit facilities and leasing arrangements. At June 30, 1999, the Company had money market mutual funds, certificates of deposit and commercial paper which mature in less than three months.
Additionally, the Company maintained leases for a scanner and other equipment that have been accounted for as capital leases with a total obligation of $737,000 as of June 30, 1999.

The Company's foreign sales are denominated in U.S. Dollars.

The Company does not believe that it is subject to any material exposure to interest rate, foreign currency or other market risks.


================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 1999
================================================================================


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings
                  Not applicable.

Item 2.           Changes in Securities
                  Not applicable.

Item 3.           Defaults upon Senior Securities
                  Not applicable.

Item 4.           Submission of Matters to a vote of Security Holders

                  The Company's Annual Meeting of Shareholders was held on June 18, 1999. At the meeting all existing directors were
                  re-elected.   In  addition,   the  following   proposals  were
                  approved:

                  a) Proposal to approve an amendment to the Company's 1993 Employee Stock Option Plan to increase the shares authorized thereunder from 5,500,000 common shares to 11,500,000 common shares.

                  b) Proposal to approve an amendment to the Company's 1994 Employee Stock Purchase Plan to increase the shares authorized thereunder from 1,800,000 common shares to 2,300,000 common shares.

                  c) Proposal to approve an amendment to the Bonus Incentive Plan to increase the shares authorized thereunder from 1,200,000 common shares to 2,200,000 common shares.

                  d) Proposal to approve an amendment to the 1998 Amended and Restated Non-Employee Directors' Stock Option Plan to increase the shares authorized thereunder from 1,000,000 common shares to 1,500,000 common shares; to approve the increase in the number of shares granted in the Initial Option to each newly elected eligible director from 25,000 common shares to 40,000 common shares; and to approve the increase in the number of shares granted in the Annual Option to each eligible director from 25,000 common shares to 40,000 common shares.


Item 5.                           Other Information

                                  Not applicable.


Item 6.           Exhibits and Reports on Form 8-K Exhibits:

                  No. 27 - Financial Data Schedule as of June 30, 1999.

                  Form 8-K Reports:  None.


================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 1999
================================================================================



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 1999


                                         IMATRON INC.
                                         (Registrant)





                                         /s/Gary H. Brooks
                                         Vice President, Finance/Administration,
                                         Chief Financial Officer and Secretary


                                                            IMATRON INC.
                                                            (Registrant)


================================================================================