Form 10-Q
period 1999-09-30
IMATRON INC
filed 1999-11-12
CIK 720477

FORM 10-Q                         IMATRON INC.               SEPTEMBER  30, 1999
================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.


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

At October 25, 1999, 97,741,424 shares of the Registrant's common stock (no par value) were issued and outstanding.



                            Total Number of Pages: 20

================================================================================

FORM 10-Q                         IMATRON INC.               SEPTEMBER  30, 1999
================================================================================


                                  IMATRON INC.
                                Table of Contents

PART 1. FINANCIAL INFORMATION                                               PAGE


Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets                                            3
        September 30, 1999 and December 31, 1998.


        Consolidated Statements of Operations                                  4
        Three and Nine Month Periods Ended
        September 30, 1999 and 1998.


        Consolidated Statements of Cash Flows                                  5
        Nine Month Periods Ended
        September 30, 1999 and 1998.


        Notes to Consolidated Financial Statements.                            7


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                                  13





Item 3. Quantitative and Qualitative Disclosures about Market Risks.          17



PART II. OTHER INFORMATION                                                    18





         SIGNATURES                                                           20

================================================================================

FORM 10-Q                                                            IMATRON INC.                                SEPTEMBER  30, 1999
====================================================================================================================================
                                                    IMATRON INC.
                                            Consolidated Balance Sheets
                                                   (In thousands)

                                                                                                September 30,          December 31,
ASSETS                                                                                               1999                1998
------
                                                                                               -----------------    ----------------
                                                                                                    (unaudited)

Current assets
    Cash and cash equivalents                                                                  $          7,256     $         1,445
    Accounts receivable (net of allowance for doubtful accounts of 2,945 and $3,272 at
    September 30, 1999 and December 31, 1998):
           Trade accounts receivable                                                                      5,200               7,228
           Accounts receivable from joint venture                                                           662                 659
    Inventories                                                                                          11,005              14,433
    Prepaid expenses                                                                                        825                 825
    Current net assets of discontinued operations                                                           204                  --
                                                                                               -----------------    ----------------

Total current assets                                                                                     25,152              24,590

Property and equipment, net                                                                               2,684               2,275
Goodwill, net                                                                                             1,276                  --
Other assets                                                                                              2,751               1,631
Long-term net assets of discontinued operations                                                           1,769               3,486
                                                                                               -----------------    ----------------

Total assets                                                                                   $         33,632     $        31,982
                                                                                               =================    ================

LIABLITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                           $          1,420     $         3,515
    Other accrued liabilities                                                                             9,481               7,978
    Capital lease obligations - due within one year                                                          35                  64
    Net current liabilities of discontinued operations                                                       --                 220
                                                                                               -----------------    ----------------

Total current liabilities                                                                                10,936              11,777

Deferred income on sale leaseback transactions                                                              464                 875
Deferred income on service contract                                                                         230                 300
Capital lease obligations                                                                                   133                  39
                                                                                               -----------------    ----------------

Total liabilities                                                                                        11,763              12,991
                                                                                               -----------------    ----------------

Minority interest                                                                                            93                 331
                                                                                               -----------------    ----------------

Shareholders' equity
    Common stock, no par value; 150,000 shares authorized; 97,720 and  88,295 shares
issued and outstanding in 1999 and 1998, respectively                                                   117,042             107,475
    Deferred compensation                                                                                    --               (170)
    Additional paid-in capital                                                                            9,350               9,340
    Notes receivable from stockholders                                                                    (488)               (488)
    Accumulated deficit                                                                               (104,128)            (97,497)
                                                                                               -----------------    ----------------

Total shareholders' equity                                                                                21,776             18,660
                                                                                               ------------------    ---------------

Total liabilities and shareholders' equity                                                     $          33,632     $       31,982
                                                                                               ==================    ===============

                      The accompanying notes are an integral part of these consolidated financial statements.

================================================================================

FORM 10-Q                                                            IMATRON INC.                                SEPTEMBER  30, 1999
====================================================================================================================================
                                                    IMATRON INC.
                                       Consolidated Statements of Operations
                                      (In thousands, except per share amounts)
                                                                           Three Months ended                 Nine Months ended
                                                                              September 30,                     September 30,
                                                                     -------------------------------   -----------------------------
                                                                         1999             1998              1999            1998
                                                                     --------------   --------------   --------------- -------------
Revenues                                                                 unaudited)                       (unaudited)
   Product sales                                                     $       9,363    $     $ 5,705    $       19,105  $    $ 16,546
   Service                                                                   1,590            1,626             4,970          4,672
   Other product sales                                                         147               --               535             --
   Development contracts                                                        --               --                --          1,250
                                                                     --------------   --------------   ---------------  ------------
        Total revenue                                                       11,100            7,331            24,610         22,468
                                                                     --------------   --------------   ---------------  ------------
Cost of revenues
   Product sales                                                             6,285            4,392            13,864         11,767
   Service                                                                   1,589            1,508             4,352          4,721
   Other product sales                                                         144               --               550             --
                                                                     --------------   --------------   ---------------  ------------
        Total cost of revenues                                               8,018            5,900            18,766         16,488
                                                                     --------------   --------------   ---------------  ------------
Gross profit                                                                 3,082            1,431             5,844          5,980

Operating expenses
   Research and development                                                  1,713            1,887             5,180          5,926
   Marketing and sales                                                       1,664            1,030             3,918          3,063
   General and administrative                                                  561            1,146             1,895          3,272
   Goodwill amortization                                                        35               --               104             --
   Restructuring charges                                                        --               --               282             --
                                                                     --------------   --------------   ---------------  ------------
        Total operating expenses                                             3,973            4,063            11,379         12,261
                                                                     --------------   --------------   ---------------  ------------
Operating loss                                                               (891)          (2,632)           (5,535)        (6,281)

Interest and other income                                                      112               11               139            142
Interest expense                                                              (14)              (4)             (101)           (15)
                                                                     --------------   --------------   ---------------  ------------
Loss from continuing operations before provision for income
taxes                                                                        (793)          (2,625)           (5,497)        (6,154)

Provision for income taxes                                                     --                --               --              --
                                                                     --------------   --------------   ---------------  ------------
Loss from continuing operations                                              (793)          (2,625)           (5,497)        (6,154)

 Loss from discontinued operations                                           (350)          (1,087)           (1,676)        (3,662)
 Gain (loss) on sale of assets                                               (518)               --               542             --
Non cash return to minority interest                                            --               --                --          (874)
                                                                     --------------   --------------   ---------------  ------------
Net loss                                                             $     (1,661)    $     $(3,712)   $       (6,631)  $ $ (10,690)
                                                                     ==============   ==============   ===============  ============

Net loss per common share:

    Loss from continuing operations - basic and diluted              $      (0.01)    $       (0.03)   $        (0.06)  $   $ (0.07)
                                                                     ==============   ==============   ===============  ============
    Loss from discontinued operations - basic and diluted            $      (0.01)    $       (0.01)   $        (0.01)  $     (0.04)
                                                                     ==============   ==============   ===============  ============
    Net loss - basic and diluted                                     $      (0.02)    $       (0.04)   $        (0.07)  $   $ (0.13)
                                                                     ==============   ==============   ===============  ============

Number of shares used in basic and diluted per share calculations
                                                                            97,642            86,997            93,168        82,450
                                                                     ==============   ==============   ===============  ============

              The accompanying notes are an integral part of these consolidated financial statements.

================================================================================

FORM 10-Q                                                            IMATRON INC.                                SEPTEMBER  30, 1999
====================================================================================================================================
                                                    IMATRON INC.
                                       Consolidated Statements of Cash Flows
                                                   (In thousands)

                                                                                        Nine Months Ended September 30,
                                                                                           1999                  1998
                                                                                  ---------------------  --------------------
                                                                                            (Unaudited)

Cash flows from operating activities:
   Net loss                                                                       $             (6,631)  $           (10,690)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                                701                   292
       Net loss from discontinued operations                                                      1,134                 3,662
       Goodwill amortization                                                                        104                    --
       Amortization of deferred compensation                                                         --                    62
       Non-cash return to minority interest                                                          --                   874
       Warrant issued for services                                                                   10                    50
       Common stock issued for services                                                             640                   382
       Loss on disposal of assets                                                                    22                    --
   Changes in operating assets and liabilities:
       Accounts receivable                                                                        2,321                    85
       Inventories                                                                                3,717               (4,267)
       Prepaid expenses                                                                               3                 (284)
       Other assets                                                                                 913                 (394)
       Accounts payable                                                                         (2,249)                   992
       Other accrued liabilities                                                                  1,337                   783
       Deferred income                                                                            (481)                 (466)
                                                                                   ---------------------  --------------------
Net cash provided (used) in operating activities:                                                 1,541               (8,919)
Net cash provided by discontinued operations                                                      1,467                 1,292
                                                                                   ---------------------  --------------------
                                                                                                  3,008               (7,627)
                                                                                   ---------------------  --------------------
Cash flows from investing activities:
   Capital expenditures                                                                           (893)                 (203)
   Acquisition of subsidiary, net of cash acquired                                                (273)                    --
   Purchases of available-for-sale securities                                                   (2,044)                 (885)
   Maturities of available-for-sale securities                                                       --                 1,065
                                                                                   ---------------------  --------------------
Net cash used by investing activities:                                                          (3,210)                  (23)
                                                                                   ---------------------  --------------------

Cash flows from financing activities:
   Payments of obligations under capital leases                                                 (1,460)                  (42)
   Proceeds from issuance of common stock                                                         7,473                   785
                                                                                   ---------------------  --------------------
Net cash provided by financing activities                                                         6,013                   743
                                                                                   ---------------------  --------------------

Net (decrease) increase in cash and cash equivalents                                              5,811               (6,907)
Cash and cash equivalents, at beginning of the period                                             1,445                 8,400
                                                                                   =====================  ====================
Cash and cash equivalents, at end of the period                                    $              7,256   $             1,493
                                                                                   =====================  ====================

                                                     Continued
====================================================================================================================================

FORM 10-Q                                                            IMATRON INC.                                SEPTEMBER  30, 1999
====================================================================================================================================
                                                    IMATRON INC.
                                  Consolidated Statements of Cash Flows, continued
                                                   (In thousands)

Supplemental Disclosure of Noncash Investing and Financing Activities:

   Cash paid for interest on capital lease obligations:
       Continuing operations                                                       $                14                     13
                                                                                   ===================    ====================

       Discontinued operations                                                     $               176    $               292
                                                                                   ===================    ====================

   Conversion of HeartScan Preferred Stock to Imatron Common Stock                 $                --    $            13,959
                                                                                   ===================    ====================

   Notes receivable from stockholder                                               $                --    $               451
                                                                                   ===================    ====================

   Cash paid for income taxes                                                      $                --    $                --
                                                                                   ===================    ====================

              The accompanying  notes are an integral part of these consolidated financial statements.

====================================================================================================================================
                                       6

FORM 10-Q                         IMATRON INC.               SEPTEMBER  30, 1999
================================================================================
                                  IMATRON INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1998.

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

On January 25, 1999, the Company acquired 9,000,000 shares of common stock of Positron Corporation ("Positron") representing a 55% interest for $100. On August 18, 1999, the ownership interest of the Company in Positron was diluted to 16% as a result of the completion a private equity financing of Positron's common stock. As such, Imatron's control in Positron was temporary and accordingly, the Company accounted for its investment in Positron at cost for the nine months ended September 30, 1999. Upon the conclusion of the equity financing, Positron repaid its loan obligation of $600,000 plus accrued interest to the Company.


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

================================================================================

FORM 10-Q                         IMATRON INC.               SEPTEMBER  30, 1999
================================================================================
Note 4 - inventories

Inventories were as follows:

                                          September 30,         December 31,
                                               1999               1998
                                        -----------------     ----------------
                                                     (In thousands)

Purchased parts and sub-assemblies                 $2,880             $ 2,863
Service parts                                       1,485               1,883
Work-in-progress                                    3,463               3,177
Finished products                                   3,177               6,510
                                         -----------------     ----------------

                                                 $ 11,005             $ 14,433
                                         =================     ================


Note 5 - ACQUISITIONS

CARAL MANUFACTURING

On January 6th, 1999 (closing date) Imatron acquired a 100% interest in Caral Manufacturing ("Caral"). Caral was a major vendor of Imatron and manufactures custom-made parts for scanners.

The purchase price of the acquisition was comprised of $275,000 in cash, 624,113 shares of common stock issued at closing plus an issuance of shares of common stock based on the market price of the Company's common stock as of July 6, 1999. The shares issued at closing were valued at $825,000 or $1.3219 per share, which is the average stock price for the period from December 7, 1998 to December 18, 1998, the period surrounding the date the terms of the acquisition were agreed. The security price of the Company's common stock as of July 6, 1999 was below $2.90 per share, and as part of the agreement, the Company issued 335,411 additional shares. In accordance with EITF 97-15, the contingency was valued at $655,450.

The acquisition was accounted for using the purchase method of accounting, and accordingly, the operating results of Caral were included in the Company's consolidated financial statements from January 6, 1999 forward. The purchase price was allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. The fair value of assets acquired was $687,000 and liabilities assumed was $320,000. The excess of the aggregate purchase price over the fair market value of net assets acquired amounting to $1,380,000 is classified as goodwill, and amortized on a straight line method over 10 years. As of September 30, 1999, amortization expense on goodwill was $104,000.

The following unaudited pro forma financial information presents the combined results of operations for the period ended September 30, 1998 of Imatron and Caral as if the acquisition had occurred as of the beginning of 1998, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Imatron and Caral constituted a single entity during the period ended September 30,1998 (in thousands, except per share amounts):

                                 Three months ended           Nine months ended
                                 September 30, 1998           September 30, 1998
                                 ------------------           ------------------


Net sales                        $            7,561           $           24,739
                                 ==================           ==================
Net loss                         $          (3,821)           $         (10,936)
                                 ==================           ==================
Loss per share -
basic and diluted                $           (0.04)           $           (0.13)
                                 ==================           ==================
Number of shares used in basic
and diluted per share
calculations                                 87,957                       83,410
                                 ==================           ==================

================================================================================

FORM 10-Q                         IMATRON INC.               SEPTEMBER  30, 1999
================================================================================

POSITRON CORPORATION

On January 25, 1999, the Company acquired 9,000,000 shares of common stock of Positron Corporation ("Positron") representing a 55% interest for $100. On August 18, 1999, the ownership interest of the Company in Positron was diluted to 16% as a result of the completion a private equity financing of Positron's common stock. As such, Imatron's control in Positron was temporary and accordingly, the Company accounted for its investment in Positron at cost for the nine months ended September 30, 1999.

In conjunction with the execution of a letter of intent and the consummation of the purchase business combination with Positron, the Company made working capital advances to Positron under a $600,000 credit facility at an interest rate 1/2% over the prime. As of September 30, 1999, Positron has paid up its obligation of $600,000 including $59,000 of interest to the Company.

Note 6 -  RESTRUCTURING AND REORGANIZATION CHARGES

On February 8, 1999, the Company implemented a restructuring plan to reduce costs and improve operating efficiencies. The plan included elimination of approximately 20% of the Company's workforce in various departments and its HeartScan subsidiary including disposal of its HeartScan operations (see Note
9). In addition, the Company put a moratorium on salary increases for its executive management team effective until the Company meets its financial goals and objectives. The cost associated with this reduction in staff, consisting primarily of severance and related benefits, was $282,000 and was recorded in the first quarter of 1999.

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

================================================================================

FORM 10-Q                         IMATRON INC.               SEPTEMBER  30, 1999
================================================================================

Stock options and warrants have not been included in the computation as their effect would have been antidilutive. The computation of basic and diluted loss per share for both continuing and discontinued operations for the periods ended September 30, 1999 and 1998, are as follows:

                                                                           Three Months ended              Nine Months ended
                                                                              September 30,                  September 30,
                                                                       ----------------------------   ----------------------------

                                                                          1999             1998           1999           1998
                                                                       ------------    ------------   -------------   ------------
                                                                                (In thousands, except per share amounts)
Loss from continuing operations                                        $      (793)    $     (2,625)  $     (5,497)   $    (6,154)
                                                                       ============    =============  =============   ============
Loss from discontinued operations                                      $      (868)    $     (1,087)  $     (1,134)   $    (3,662)
                                                                       ============    =============  =============   ============
Net loss                                                               $    (1,661)    $     (3,712)  $     (6,631)   $   (10,690)
                                                                       ============    =============  =============   ============

Weighted average common shares - basic and diluted                           97,642           86,997         93,168         82,450
                                                                       ============    =============  =============   ============

Basic and diluted loss per share:
     Loss from continuing operations                                   $     (0.01)    $      (0.03)  $      (0.06)   $     (0.07)
                                                                       ============    =============  =============   ============
     Loss from discontinued operations                                 $     (0.01)    $      (0.01)  $      (0.01)   $     (0.04)
                                                                       ============    =============  =============   ============
     Net loss                                                          $     (0.02)    $      (0.04)  $      (0.07)   $     (0.13)
                                                                       ============    =============  =============   ============

Antidilutive options and warrants not included in calculation                   313              806            225          1,184
                                                                       ============    =============  =============   ============

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

================================================================================

FORM 10-Q                         IMATRON INC.               SEPTEMBER  30, 1999
================================================================================

The following table summarizes the results of operations for the Company's two major continuing business segments for the nine month periods ended September 30, (in thousands):

                                                      Imatron                 Caral            Eliminations   Consolidated
                                                  ------------------       ------------        -------------  ----------------
1999:
Revenues from external customers                  $       24,075           $       535         $         --   $      24,610
Intersegment revenues                                         --                   471                (471)              --
Total revenue                                             24,075                 1,006                (471)          24,610
Operating loss                                           (5,366)                 (142)                 (27)         (5,535)
Total assets as of September 30, 1999                     31,254                   596                (191)          31,659

1998:
Revenues from external customers                  $       22,468           $        --         $        --    $      22,468
Intersegment revenues                                         --                    --                  --               --
Total revenue                                             22,468                    --                  --           22,468
Operating loss                                           (6,281)                    --                  --          (6,281)
Total assets as of December 31, 1998                      28,496                    --                  --           28,496

Note 9 - DISCONTINUED OPERATION -- SALE OF HEARTSCAN SUBSIDIARY

On July 13, 1998 (the measurement date), the Company adopted a formal plan to sell its HeartScan subsidiary in order for the Company to focus on its core business of manufacturing, marketing/selling, and servicing the Company's proprietary EBT scanners. Accordingly, the operating results of the HeartScan operations are reflected as discontinued operations for all periods presented in the Company's statements of operations and as net assets (liabilities) of discontinued operations in the September 30, 1999 and December 31, 1998 balance sheets.

HeartScan statements of operations data for the periods ended September 30, 1999 and 1998 are as follows (in thousands):

                                                                      Three Months ended              Nine Months ended
                                                                ----------------------------    ----------------------------
                                                                       1999            1998           1999            1998
                                                                ------------    ------------    -----------    -------------
                                                                                >C>
 Revenues                                                       $        434    $        994    $     1,684    $       3,115
 Costs and expenses                                                    (784)         (2,081)        (3,360)          (6,777)
                                                                ------------    ------------    -----------    -------------
 Loss before income taxes                                              (350)         (1,087)        (1,676)          (3,662)
 Gain (loss) on sale of discontinued operations                        (518)              --            542               --
 Provision for income taxes                                               --              --             --               --
                                                                ============    ============    ===========    =============
 Loss from discontinued operations                              $      (868)    $    (1,087)    $   (1,134)    $     (3,662)
                                                                ============    ============    ===========    =============

HeartScan statements of operations include costs of sales related to transactions with Imatron in the amount of $60,000 and $260,000 for three and nine months ending September 30, 1999, respectively and $120,000 and $482,000 for three and nine months ending September 30, 1998, respectively.
================================================================================

FORM 10-Q                         IMATRON INC.               SEPTEMBER  30, 1999
================================================================================
A summary of the net assets of discontinued operation is as follows:

                                       September 30,            December 31,
                                           1999                     1998
                                      --------------         ----------------
                                     (In thousands, except per share amounts)


Cash and cash equivalents             $        1,069         $          1,273
Accounts receivable - net
 and other current assets                        185                      327
Other current liabilities                       (29)                     (92)
Lease obligations - current                  (1,021)                  (1,728)
                                       --------------         ----------------
Net current assets (liabilities)
 of discontinued operation                       204                    (220)
                                       --------------         ----------------
Property, plant and equipment, net             3,106                    6,381
Other assets                                       5                        5
Lease obligations-long-term portion          (1,342)                  (2,900)
                                       --------------         ----------------

Long-term net assets
 of discontinued operation             $       1,769          $         3,486
                                       ==============         ================

The Company expects that the discontinued operation will continue to operate at a loss through the disposal date.

On February 10, 1999, the Company sold its HeartScan - San Francisco center and related C-150 scanner and other equipment. The sale resulted in a net gain of approximately $1,492,000 which was included in the "Gain (loss) on sale of assets" in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 1999.

On June 17, 1999, the Company sold its HeartScan - Pittsburgh center and related C-150 scanner and other equipment resulting in a net loss of approximately $432,000 which was included in the "Gain (loss) on sale of assets" in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 1999.

On July 8, 1999, the Company sold the C-150 scanner formerly used by HeartScan - Seattle. The sale resulted in a net loss of approximately $518,000 which was included in the "Gain (loss) on sale of assets" in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 1999.

The Company is selling the three remaining centers either individually or in combination. The sales of the Houston, Washington, D.C. and Portugal business operations of HeartScan are expected to be completed in 1999.


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

On July 23, 1999, the Company closed a private placement offering of the Company's common stock whereby 3,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock at $1.25 per share were sold for $3,000,000. Proceeds from the private placements will be used for general corporate purposes.

================================================================================

FORM 10-Q                         IMATRON INC.               SEPTEMBER  30, 1999
================================================================================
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere with this document. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

Results of Continuing Operations:
                Three months ended September 30, 1999 versus 1998

Overall revenues for the three months ended September 30, 1999 of $11,100,000 increased $3,769,000 or 51% compared to revenues of $7,331,000 for the same period in 1998. Net product revenues increased to $9,363,000 in 1999 from $5,705,000 in 1998 due to shipment of six scanners in 1999 compared to four in 1998. In addition, the sales price for two scanners sold in 1998 was lower as they did not include a full complement of scanner components. Service revenues slightly decreased in 1999 to $1,590,000 from $1,626,000 in 1998 due to a decrease in shipment of spare parts. Other product sales of $147,000 in 1999 represent revenues from Caral's machining and fabrication services.

Total cost of revenues as a percent of revenues for the three months of 1999 was 72% as compared with 80% in 1998. Product cost of revenues as a percent of product revenues decreased to 67% in 1999 from 77% in 1998 due to higher margins on scanners shipped during the three month period in 1999. Service cost of revenues as a percent of service increased to 100% in 1999 as compared to 93% in 1998 due to an increase in overhead expenses to support scanner service contracts.

Operating expenses for the three months of 1999 decreased 2% to $3,973,000, or 36% of revenues, compared to $4,063,000, or 55% of revenues in 1998. Research and development expenses of $1,713,000 in 1999 decreased from $1,887,000 in 1998 due to a reduction in headcount and completion of certain R&D projects. Marketing and sales expenses increaed to $1,664,000 in 1999 from $1,030,000 in 1998 primarily due to an increase in headcount. Administrative expenses decreased to $561,000 in 1999 from $1,146,000 in 1998 due primarily to decreases in the bad debt provision relating to certain distributors and investor relations expenses. Goodwill amortization amounting to $35,000 in 1999 represents the amortized portion of goodwill related to the acquisition of Caral.

The loss on sale of assets of $518,000 relates to the loss recognized from the sale of HeartScan-Seattle scanner. Other income increased to $112,000 for the three months ending September 30, 1999 from $11,000 in the comparable period of 1998. The increase was attributable to higher cash balances and investments in interest-bearing securities, including $59,000 interest income earned from cash advances to Positron. Interest expense represents interest incurred on capital lease obligations on certain office equipment.

                Nine months ended September 30, 1999 versus 1998

Overall revenues for the nine months ended September 30, 1999 of $24,610,000 increased $2,142,000 or 10% compared to revenues of $22,468,000 for the same period in 1998. Net product revenues increased to $19,105,000 in 1999 from $16,546,000 in 1998 due to twelve scanners shipped in 1999 compared to eleven in 1998. In addition, upgrade revenues increased to $1,195,000 in 1999 from
$336,000 in 1998. Service revenues increased 6% to $4,970,000 in 1999 from $4,672,000 in 1998 due to an increase in scanners under service contract offset by a decrease in spare parts shippped. Development contract revenue of $1,250,000 recorded in 1998 represented a non-refundable payment received from Siemens to compensate the Company for its research and development efforts for which Siemens received certain rights under the three year Memorandum of
Understanding. There were no payments received from Siemens for the second quarter of 1999 as the Memorandum of Understanding expired on April 1, 1998.
================================================================================

FORM 10-Q                         IMATRON INC.               SEPTEMBER  30, 1999
================================================================================
Total cost of revenues as a percent of revenues for the first nine months of 1999 was higher at 76% as compared with 73% in 1998. Product cost of revenues as a percent of product revenues increased to 73% in 1999 from 71% in 1998 due to shipment of twelve scanners with slightly lower gross margins compared to eleven shipments in 1998. Gross margins were adversely affected by a smaller build plan during the first half of fiscal 1999, due to the Company's effort to reduce finished goods inventory. With fewer units manufactured the cost per unit increased. Service cost of revenues as a percent of service revenue decreased to 88% in 1999 from 101% in 1998 due to a decrease in overhead expenses to support scanner service contracts. In 1998, revenues on spare parts shipped to Imatron Japan, a major customer, were deferred and related costs were recognized due to the customer's difficulty in paying as a result of the economic and currency uncertainties in Japan. As a major customer, the Company extended credit beyond the normal terms to ensure the continued service for its 25 installed scanners purchased from the Company.

Operating expenses for the nine months of 1999 decreased 7% to $11,379,000, or 46% of revenues, compared to $12,261,000, or 55% of revenues in 1998. Research and development expenses of $5,180,000 in 1999 decreased from $5,926,000 in 1998 due to a reduction in headcount and completion of certain R&D projects. Marketing and sales expenses increased to $3,918,000 in 1999 from $3,063,000 in 1998 primarily due to an increase in headcount. Administrative expenses decreased to $1,895,000 in 1999 from $3,272,000 in 1998 due primarily to a decrease in the bad debt provision relating to certain distributors. Goodwill amortization amounting to $104,000 in 1999 represents the amortized portion of goodwill related to the acquisition of Caral. Restructuring charges of $282,000 relates to severance and other benefits recorded by the Company during the first quarter of 1999 as part of it's reorganization plan.

Other income decreased to $139,000 for the first nine months of 1999 from $142,000 in the comparable period of 1998. The decrease was attributable to lower cash balances and investments in interest-bearing securities. Interest expense represents interest incurred on capital lease obligations on certain office equipment.

The Company incurred a non-cash charge to income of $874,000 recorded as return to minority interest expense for the six months ended September 30, 1998, in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock.

Discontinued operation:

On July 13, 1998, the Company announced its intention to divest its HeartScan subsidiary. Accordingly, the Company restated its financial statements to reflect the classification of HeartScan as a discontinued operation for all periods presented.

During the nine months of 1999 and 1998, the Company reported losses from its discontinued operation of $1,134,000 and $3,662,000, respectively, which relate to the discontinued operations of the HeartScan subsidiary. The decrease in operating loss was primarily due to the closure of the Seattle center and the sale of the San Francisco and Pittsburgh centers which had been consistently operating at a loss. The closure of the Seattle center and the sale of the San Francisco and Pittsburgh centers generated a net gain of $542,000.

The Company expects that the discontinued operation will continue to operate at a loss through the disposal date. However, management's current best estimate indicates that gains will result from the disposal of the individual centers comprising the remaining discontinued operation.

================================================================================

FORM 10-Q                         IMATRON INC.               SEPTEMBER  30, 1999
================================================================================

Liquidity and Capital Resources:

At September 30, 1999, working capital increased to $14,216,000 compared to December 31, 1998 working capital of $12,813,000. The current ratio increased to 2.3:1 at September 30, 1999 from 2.1:1 December 31, 1998.

The Company's total assets increased to $33,632,000 for the nine month period ending September 30, 1999 compared to December 31, 1998 total assets of $31,982,000. Cash and cash equivalents increased to $7,256,000 in 1999 from $1,445,000 in 1998 due primarily to issuance of certain equity instruments. Cash provided by continuing operations was $1,541,000 for nine months ended September 30, 1999 compared to cash used of $8,919,000 for the same period in 1998. Cash was mainly provided by collection of accounts receivables, decrease in inventory purchases, offset by a reduction in accounts payable. The decrease in inventory resulted from a decrease in the number of scanners in finished goods to 2 in 1999 from 8 during the same period in 1998. In 1998, scanner orders were either delayed or canceled due to the financial instability in the Asia/Pacific market, resulting in an increase in the number of scanners in finished goods.
Accounts payable decreased as a result of a decrease in inventory purchases.

Cash provided by discontinued operations increased to $1,467,000 for the nine months ended September 30, 1999 compared to $1,292,000 during the same period in 1998 due to the proceeds from sale of HeartScan centers partially offset by the buy-out of HeartScan scanners on lease during 1999. Losses from discontinued operations for the nine month period ended September 30, 1999 decreased to $1,134,000 as compared to $3,662,000 for the same period in 1998 due to the closure of Seattle and the sale of the San Francisco and Pittsburgh HeartScan business operations in 1999.

The Company's investing activities for the nine months ended September 30, 1999 included acquisition of Caral amounting to $273,000 (net of cash acquired) and purchases of marketable securities and equipment amounting to $2,044,000 and $893,000, respectively. Capital expenditures included approximately $250,000 for the purchase and installation of the MK Enterprise Resource Planning System. In 1998, the primary source of cash from investing activities was $1,065,000 of proceeds from the sale and maturity of investments in marketable securities. This was offset by acquisitions of equipment totaling $203,000 and the purchase of $885,000 of investments in marketable securities.

Cash provided by financing activities was $6,013,000 for the nine month period ended September 30, 1999 as compared with $743,000 for the same period in 1998. Significant sources of cash in financing activities were proceeds of $7,473,000 and $785,000 from issuance of common stock under the Company's stock option and employee stock purchase plans during the nine month period ended September 30, 1999 and 1998, respectively.

The Company's liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the cash requirements will fluctuate based on timing and extent of these factors, management believes that cash, and cash equivalents existing at September 30, 1999 together with the proceeds from the impending sale of HeartScan, and the estimated proceeds from ongoing sales of products and services in 1999 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 1999.

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

FORM 10-Q                         IMATRON INC.               SEPTEMBER  30, 1999
================================================================================
YEAR 2000 COMPLIANCE

The Company's State of Readiness

In 1997, the Company established a project team to coordinate existing Year 2000 activities and address remaining Year 2000 issues. The team has focused its efforts on three areas: (1) information systems software and hardware; (2) software and operating systems included in the C-150 scanner and (3) third-party relationships.

The Company has reviewed its primary financial and other business information systems and it believes that the systems will be able to manage and manipulate all material data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. The Company has successfully converted to the Y2K compliant Manufacturing Knowledge
(MK) computer system for its Enterprise Resource Planning (ERP). The main purpose of the upgrade is to accommodate additional users to the system and increase data storage and processing. A series of comprehensive training classes for the MK system started in March 1999. The conversion from ASK to MK started in June 1999 and implementation was completed in August 1999. As of September 30, 1999, the Company has incurred approximately $500,000 in Y2K costs.

The Company has reviewed the software associated with the operation of its scanners to ensure Year 2000 compliance. The Company has upgraded its software with the release of Series 12.4 software that allows 4-digit space on its images and compatibility with previous software image data. Series 12.4 completed its beta testing and was released in the first quarter of 1999. This software is workable on XP systems only. For non-XP systems, a hardware upgrade is necessary in order for the Series 12.4 software to function. Although images from scanners will have "00" for the year 2000, it will not affect their functionality. Should the customer elect not to purchase the upgrade, the Company is currently formulating a "functional workaround procedure" which will likely involve manual labeling of images to indicate the corrected dates. The Company has communicated this procedure to all its affected customers.

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

Although the Company is dedicating substantial resources towards attaining Y2K readiness, there is no assurance it will be successful in its efforts to identify and address all Y2K issues. Even if the Company acts in a timely manner to complete all of its assessments; identifies, develops and implements remediation plans believed to be adequate; and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.
================================================================================

FORM 10-Q                         IMATRON INC.               SEPTEMBER  30, 1999
================================================================================
Estimated Costs

The Company does not expect the costs associated with its Year 2000 efforts to be substantial. Less than $1,000,000 has been allocated to address the Year 2000 issue, of which approximately $500,000 has been incurred through September 30, 1999. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans. The discussion above regarding estimated completion dates, costs, risks and other forward-looking statements regarding Y2K is based on the Company's best estimates given information that is currently available and is subject to change. As the Company continues to progress with its Y2K initiatives, it may discover that actual results will differ materially from these estimates.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In the past the Company has held investments consisting of interest bearing investment grade instruments consistent with the Company's investment portfolio. The Company has also entered into credit facilities and leasing arrangements. At September 30, 1999, the Company had money market mutual funds, certificates of deposit and commercial paper which mature in less than fifteen months. Additionally, the Company maintained leases for other equipment that have been accounted for as capital leases with a total obligation of $168,000 as of September 30, 1999.

The Company's foreign sales are denominated in U.S. Dollars.

The Company does not believe that it is subject to any material exposure to interest rate, foreign currency or other market risks.

================================================================================

FORM 10-Q                         IMATRON INC.               SEPTEMBER  30, 1999
================================================================================

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

                  On October 29, 1999, the Company held a special shareholders' meeting approving the sale of the Company's common stock to its president, Terry Ross and appointing KPMG LLP as the Company's external auditors.

Item 5.                           Other Information

                                  Not applicable.

================================================================================

FORM 10-Q                         IMATRON INC.               SEPTEMBER  30, 1999
================================================================================

PART II.          OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K Exhibits:

                  No. 27 - Financial Data Schedule as of September 30, 1999.

                  Form 8-K Reports:  None.


================================================================================

FORM 10-Q                         IMATRON INC.               SEPTEMBER  30, 1999
================================================================================


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 12, 1999


                                  IMATRON INC.
                                  (Registrant)





                                 S. Lewis Meyer
                                 Chief Executive Officer


================================================================================