Form 10-K405
period 1999-12-31
IMATRON INC
filed 2000-03-30
CIK 720477

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                                  ANNUAL REPORT
     PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                         Commission file number 0-12405



                               [IMATRON INC. LOGO]



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

                               Yes [ ]    No [ ]

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

The aggregate market value of the voting stock (which is the outstanding Common Stock) of the Registrant held by non-affiliates thereof, based upon the closing sale price of the Common Stock on March 8, 2000, on the Nasdaq National Market System ($4.75 per share) was approximately $449,918,143. For the purpose of the foregoing computation, only the directors and executive officers of the Registrant were deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2000, Registrant had 100,759,119 outstanding shares of Common Stock, no par value, which is the only class of shares publicly traded.

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



================================================================================

                                     PART I

ITEM 1 - BUSINESS

                                     GENERAL

Imatron Inc. was incorporated in New Jersey in 1983. References in this Form 10-K to "Imatron", "the Company", "we", "our", and "us" refer to Imatron Inc., a New Jersey Corporation. The Company is a technology-based company principally engaged in the business of designing, manufacturing and marketing a high performance computed tomography ("CT") scanner. This scanner uses Electron Beam Tomography ("EBT") technology based on a fixed scanning electron beam. The scanner is used in large and midsize hospitals and free-standing imaging clinics. In addition to providing service, parts and maintenance to hospitals and clinics that operate its scanners, the Company also offers its service capability to other manufacturers of high tech medical equipment.

HeartScan Imaging, Inc. ("HeartScan"), incorporated in Delaware in 1993, is a diagnostic services subsidiary of the Company. HeartScan offers coronary artery scanning ("CAS") and Coronary Artery Disease ("CAD") risk assessment services.
Its five centers in the United States were sold in 1999. It's last remaining center is located in Cascais, Portugal. Plans are for this last site to be sold in the fiscal year 2000.

                              PRODUCT AND SERVICES
                                   EBT SCANNER

PRODUCT DESCRIPTION

A conventional CT scanner is a diagnostic imaging device in which a single or multiple cross-sectional (tomographic) images of a patient's anatomy are/is acquired from multiple intensity readings (samplings) taken as an x-ray source mechanically rotates around the patient during a scanning cycle. The acquired x-ray data are processed through a complex mathematical algorithm relating variations in the intensity of x-rays passing through a patient's body to tissue density differences. The acquired data are subsequently reconstructed and displayed as images on a video monitor, typically with white corresponding to high-density matter, such as bone or calcium, and with black corresponding to low-density matter, such as air. In this manner, the patient's anatomy can be displayed in a succession of cross-sectional, anatomical gray-scale representations.

The Imatron EBT scanner design differs significantly from conventional CT scanners in two important ways. First, the mechanically rotating x-ray tube technology of conventional CT scanners is replaced by a high power electron gun that generates a focused, high-intensity electron beam which is steered along stationary x-ray target rings to produce a rotating fan-shaped x-ray beam. This patented electron beam technology permits significantly faster scanning speeds. The Company's scanner can acquire CT images at a scan speed of 50 to 100 milliseconds per slice in contrast to conventional CT scanners that require between 0.5 and 3 seconds per slice to acquire an image. Second, the Imatron EBT Scanner permits rapid scanning of multiple contiguous images without moving the patient. With these features, the EBT scanner can perform stop-action or dynamic studies of the heart and various other organs, contributing to the scanner's usefulness for both diagnostic imaging and functional evaluation.

The EBT scanner can be operated in three scanning modes: Single Slice mode, Multi-Slice mode and Continuous Volume Scanning mode. The Single Slice mode can acquire up to 140 images per acquisition and can be timed to the heart cycle with prospective ECG triggering. This mode employs scan times from 100 milliseconds to 2 seconds as compared to 0.5 to 3 second exposure times of conventional CT scanners. The Multi-Slice mode incorporates scan times of 50 milliseconds and can acquire up to 180 images in 6 seconds. This mode can also be timed over the cardiac cycle with prospective ECG triggering. The Continuous Volume Scanning mode can acquire up to 140 images in 15 seconds, outperforming spiral or helical scanning modes on conventional CT scanners. Advantages include excellent slice registration for 3D reconstruction, respiratory motion-free pulmonary imaging, pediatric scanning, trauma, IV contrast reduction, and increased patient throughput.

PRODUCT DEVELOPMENT

In December 1998, the Company completed its version 12.4 software development. Software version 12.4 brings the C-150XP and C-150LXP into full year 2000 compliance, using 4 digits for all dates. The new software version also has algorithmic improvements which affect image quality, allowing improved images of

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

the head, chest, and abdomen, especially with the high resolution detector. Software version 12.4 was thoroughly tested in late 1998, and was released for general use in January 1999.

In March 1998, the Company developed and released for sale to its customers the High Resolution Detector System (HRDS) for its EBT scanners. The new HRDS increased the spatial resolution of the single slice mode from 7 to 9.5 line pairs per centimeter and the multi-slice mode from 3 to 4.50 line pairs per centimeter. The increased spatial resolution improved the scanner's performance, especially in neurologic, pulmonary, and abdominal applications. It also increased the total number of detector channels from 1,296 to 3,456, improved image data correction during reconstruction, and enhanced overall image quality.

In October 1997, the Company received the 510(k) market clearance from the Federal Food and Drug Administration ("FDA") for cardiac specific applications included on the UltraAccess workstation. These applications include 3-D "Calcium Scoring" and cardiac perfusion. In November 1997, the Company received 510(K) market clearance from the FDA for its new 3456 Channel Dual Slice Detector Array C-150 EBT scanner.

In November 1999, the Company received 510(k) market clearance from the FDA for the Electron Beam Angiography (EBA) application of its scanner.

MARKETS

The Company sells its EBT scanner in the diagnostic medical imaging market. This market includes several different modalities such as CT, ultrasound, nuclear medicine, coronary angiography, and magnetic resonance imaging. These imaging modalities are based upon the ability of x-rays, sound waves, gamma rays, or magnetic fields to penetrate human tissue and be detected by electronic devices for image presentation on a video monitor. In some cases, these imaging modalities compete with one another for the same type of procedure.

These systems have been evaluated in the diagnosis of cardiac diseases, but the extent of application of several is limited due to image degradation, artifacts, and distortions arising from the heart's motion as it beats at a frequency greater than the scanning speed of these systems. The fast scanning speed of the EBT scanner allows it to "freeze" the motion of the beating heart in order to image and quantify small calcium deposits in the coronary arteries. The images that result are sharp and free of motion related artifacts. The procedure for accurately measuring the volume and extent of coronary artery calcification is known as the coronary artery scan ("CAS").

Cardiovascular disease is the number one cause of death in the United States, accounting for more than 950,000 deaths annually. Of these deaths, coronary heart disease accounts for approximately 500,000 deaths. Of particular importance is the fact that in approximately 150,000 cases annually, the first, last and only symptom of coronary heart disease is a fatal heart attack. The Company believes that this widespread incidence of coronary heart disease in the United States, indicates a clear need for a safe and effective test for the earliest stages of coronary heart disease.

The correlation between calcium in the coronary arteries, atherosclerosis, and myocardial infraction (heart attack) has been known since the 1950's. By the mid-1960's, selective coronary angiography was introduced and soon became a routine procedure. Since that time, coronary angiography, which demonstrates narrowing, or occlusion, of the coronary arteries, has become the "gold standard" for positive identification of coronary artery disease. Abnormal results from screening tests, such as exercise electrocardiography ("ECG"), thallium stress nuclear medicine and stress echocardiography are commonly used as an indication for coronary angiography. These tests produce a significant percentage of false abnormal results such that as many as 25% - 35% percent of the coronary angiograms conducted are deemed to be normal. Since coronary angiography is both expensive and invasive, the patient in these false abnormal cases is unnecessarily exposed to some risk of morbidity, or even death, as well as a significant radiation dose. In addition, statistics indicate that some patients die suddenly after receiving a "normal" stress ECG study and are then found, upon autopsy, to have had significant coronary artery disease. The Company believes these statistics illustrate the inadequate predictive value of the standard, noninvasive tests for diagnosing coronary artery disease.

The Company further believes that research demonstrates that CAS has the potential to accurately identify those people who are developing early coronary artery disease. CAS can then serve as a feedback mechanism to monitor the treatment of those with early coronary artery disease, a disease which may slow, stop, or regress in response to treatment. Until now, the only way to directly determine the effect of life-style modification and lipid-lowering pharmacologic

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

treatment on coronary artery disease was to perform repeated invasive, costly coronary angiography or invasive intravascular ultrasound.

For those patients in whom CAS detects advanced coronary artery disease, intervention may help prevent a crippling heart attack or sudden death. The CAS test also has great potential for reducing the costs associated with the unnecessary treatment of those who have coronary risk factors, but show no sign of coronary artery disease. It is estimated that 30% - 35% of people with elevated cholesterol levels do not develop coronary artery disease. Since there has not been, until the advent of the EBT scanner, a method to identify those who are beginning to develop coronary disease, individuals with a high cholesterol reading have been treated as if they will develop heart disease. The Company believes that CAS is a powerful and cost-effective method for detecting, or ruling out, coronary artery disease and represents a unique market.
Currently, only the EBT scanner can provide the necessary technological capability to address these clinical application requirements. Notwithstanding the foregoing, to date, CAS has not been broadly accepted as a method of identifying coronary artery disease, and there is no assurance that a significant market will develop for this procedure.

In addtion to the CAS test, the Company's EBT technology received market clearance from the FDA in November, 1999 for a newly developed procedure known as Electron Beam Angiography ("EBA"). This unique procedure utilizes a less invasive intravenous injection of x-ray contrast agent as opposed to threading a catheter into the femoral artery to the heart as required by conventional x-ray coronary angiography. In the EBA procedure, a series of contiguous contrast enhanced images is obtained and electronically transmitted to a powerful desktop 3-D workstation. The resulting three dimensional EB angiogram can be used to determine the patency of coronary artery bypass grafts, stents and the effectiveness of "balloon" angioplasty procedures. The combination of the Company's EBT scanner's unparalleled image acquisition speed with new, powerful PC microprocessor driven workstations provides unique 3-D imaging capability in the heart, lungs, colon, and other organs. EBA offers the potential for significant cost savings when evaluating patients with atypical chest pain by detecting significant levels of coronary stenosis non-invasively.

Imatron believes that possible factors affecting the demand for its products include, among others, potential customers' budgetary constraints including those imposed by government regulation, changes in the reimbursement policies of the government and third party insurers, replacement of older equipment, advancements in technology, and the introduction of new medical procedures.

CUSTOMER SERVICE

The Company and its distributors provide installation, customer warranty, and service to their respective customers. Imatron provides warranty on the EBT scanner during the 12-month period following installation. In addition, the Company provides other product support services, including a telephone hotline for customer inquiries, product enhancements and maintenance releases. The Company also offers training at customers' locations and the Company's facilities to both end-users and distributors.

In  1997,  Imatron  expanded  its  service  business  to  include  installation, warranty, repair, training and support services to other manufacturers of high tech medical equipment. Imatron entered into a two-year service support agreement in February 1998, with AccuImage Diagnostics, to provide worldwide customer support service for its Three-Dimensional Volume Visualization Workstation.

The Company maintains customer support centers in South San Francisco, California and Munich, Germany and field service personnel in the United States, Europe and Asia for its service business. Together with its distributors, the Company services over 115 installed EBT systems worldwide including approximately 20 systems manufactured by vendors other than Imatron. The Company generates service revenues under service contracts with Imatron and non-Imatron customers, providing service on a "contract" and "time and material" basis to such customers after the warranty period.

RESEARCH AND DEVELOPMENT CONTRACTS

For the period from March 31, 1995 to March 31, 1998, the Company and Siemens Corporation ("Siemens") operated under a 1995 Memorandum of Understanding whereby Siemens provided $15,000,000 to the Company's C-150 Evolution EBT scanner research and development program paid to the Company in quarterly non-refundable payments. The results of the collaborative research were jointly owned by the parties and cross licensed. For the period from March 31, 1995 to

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

March 31, 1998 Siemens retained exclusive distribution rights in certain geographical regions for sales of the C-150/Evolution scanner. The Company recognized revenue of $1,250,000, $5,000,000, and $5,000,000 under the collaborative agreement in 1998, 1997, and 1996, respectively.

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

On July 22, 1997, the Company and TeraRecon, Inc., a privately-held company engaged in the design of high-speed image processing devices for medical imaging systems, entered into a development agreement. The agreement requires the delivery by TeraRecon to Imatron of a real-time image reconstruction system for use in conjunction with Imatron's EBT scanner. Upon completion of prototypes and delivery, the TeraRecon RTR-2000 system will be exclusive to Imatron's EBT scanner and will expand the EBT scanner's current applications to include CT fluorography, real-time viewing of EBT images, EBT guidance of minimally invasive surgical procedures and timings of contrast studies.

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

In February 1999, the Company and TeraRecon agreed to modify the development agreement releasing TeraRecon from its obligation to purchase the remaining
2,000,000 stock purchase warrants. TeraRecon has agreed to develop a more stable, reliable, and easier-to-maintain image reconstruction system at no additional cost to Imatron and upgrade five units of the current RTR-2000 systems for no more than $25,000 per unit. Imatron canceled the 3% royalty payment pursuant to the original agreement.

                                    MARKETING

The Company's EBT scanners are utilized by a variety of customers including large teaching and research hospitals, medium-size hospitals, and imaging clinics.

The Company sells its EBT scanner directly and through distributors. The Company has, or had, the following distribution arrangements:

UNITED STATES, CANADA, AND EUROPE

In April 1995, pursuant to a Memorandum of Understanding, the Company entered into an agreement with Siemens giving Siemens the exclusive right to distribute the Company's EBT scanner in the United States, Canada, Europe and India (see "Transactions With Siemens Corporation" below). On April 1, 1998, the exclusive distribution rights reverted to Imatron and the Company assumed worldwide distribution for its scanners. Siemens purchased two and seven EBT scanners in 1998 and 1997, respectively. In 1999, in response to the cancellation of this distribution agreement, the Company expanded its direct sales force from 3 to 15 individuals who sold 15 EBT scanners in the United States.

On July 1, 1998, the Company entered into a non-exclusive sales agency agreement with GE Medical Systems ("GEMS") to sell EBT scanners throughout the United States and Canada. The agreement provides that all contracts resulting from the

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

joint marketing effort are written directly by the Company. Imatron assumes installation and customer service responsibilities, while GEMS provides financing options for customers purchasing the equipment. The Company believes that the marketing alliance with GEMS will enhance its distribution capabilities in Northern America and penetrate the EBT scanner market more effectively. The contract has a term of 2 years with an option to extend for an additional year at GEM's sole discretion. The Company has agreed to pay GEMS a commission on all sales directly resulting from the Company's corporate alliance with GEMS. In 1999, the Company sold one EBT scanner under this agreement. There can be no assurance that the GEMS sales agency agreement will result in significantly increased sales by the Company.

JAPAN

On January 7, 1994, Imatron entered into a Joint Company Agreement with Tobu Land System Company and Kino Corporation pursuant to which a joint venture company was established to market, sell, install and service Imatron EBT scanners in Japan. The joint venture was designated as Imatron Japan, Inc. and is owned by Tobu Land System Company, Kino Corporation and Imatron in increments of 51%, 25% and 24% respectively.

On  February  3,  1994,   Imatron  and  Imatron  Japan,   Inc.  entered  into  a
Distributorship Agreement pursuant to which Imatron Japan, Inc. has been appointed as Imatron's exclusive distributor in Japan. Imatron Japan, Inc. took delivery of two, two, three, and five C-150 EBT scanner systems from Imatron in 1999, 1998, 1997, and 1996, respectively. Imatron Japan, Inc. also purchased two refurbished EBT systems in 1995. These units, paid for by irrevocable letters of credit, are without a right-of-return provision and have no special arrangements. In connection with these sales, the Company paid $130,000 in commissions for each new C-150 EBT scanner sold to Imatron Japan, Inc. through 1996. As of 1997, these commissions were reduced to $60,000 per each new machine sold to Imatron Japan, Inc. Due to the economic uncertainties in Japan, Imatron Japan, Inc. was able to accept only two scanners each in 1999 and 1998 out of the five originally ordered for each of the fiscal years.

RELIANCE ON DISTRIBUTORS

Historically, a substantial portion of the Company's sales of its scanners was done through distributors or sales agents. There is no assurance that the Company's distributors or sales agents will meet their contractual minimum obligations (if any) on a timely basis. Failure by distributors to meet their obligations  could  adversely  affect the  Company's  operations  and  financial position. During 1999 the Company conducted extensive training of its distributors and added distributors in Germany, Korea, Argentia, Greece, Egypt, Saudi Arabia and Turkey. Additionally, during 1999, the Company expanded its direct force from 3 to 15 individuals and no longer has any exclusive distributors in the United States.

SALES INFORMATION

The scanner sales price varies depending on customer requirements. In particular, sales to Siemens, Imatron Japan, Inc. and certain distributors/sales agents have a lower gross margin than sales to other third parties. The sales price (with the sole exception of Imatron Japan, Inc.) includes installation by field service personnel, system check and certification, customer applications training, and a 12-month warranty. In addition, local taxes and import duties may be added. This price, which is higher than that of conventional CT scanners, may serve to limit sales of the Company's scanner to larger hospitals and medical imaging clinics that are able to generate a higher than average patient volume to offset the higher cost.

Unit scanner export sales for fiscal years ended December 31 are as follows:

                                             1999     1998     1997
                                             ----     ----     ----

          Total export sales                   4        6       15

                      TRANSACTIONS WITH SIEMENS CORPORATION

In March 1991, the Company entered into a Basic Agreement with Siemens Corporation which consisted of four separate subagreements, each of which has been subsequently modified in various respects by the parties. The four

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

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

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

     (b) The primary goals of Imatron include cost reductions, improved quality, performance enhancement and upgradeability.

     (c) Imatron funds an amount equal to 50% of Siemens' contribution for the sole purpose of conducting the collaborative reasearch.

     (d) Imatron provides Siemens detailed accounting on the use of monies contributed pursuant to the agreement.

Third, Siemens was appointed Imatron's exclusive distributor for the Company's C-150 EBT scanner in the United States, Canada, Europe, and India for a three year period effective April 1, 1995, and ending March 31, 1998. Siemens agreed to use its best efforts to distribute the Company's C-150 product in its exclusive markets subject to no minimum purchase obligations.

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

                                   COMPETITION

In the non-cardiac imaging applications market (comprised principally of hospital radiology departments), the Company's principal competition is from current manufacturers of conventional CT scanners, including General Electric Company, Siemens Corporation, Marconi Medical Systems, Philips Medical Systems, Toshiba Medical Corporation and others. Non-invasive diagnostic imaging techniques such as ultrasound, radioisotope imaging, digital subtraction angiography, and magnetic resonance imaging are also partially competitive with the Company's scanners. Each of the companies named above, as well as ATL, Acuson and ADAC Laboratories, markets equipment using one or more of these technologies. All of these companies have greater financial resources and larger staffs than those of the Company and their products are, in most cases, substantially less expensive than Imatron's EBT scanner.

The Company believes that in order to compete successfully against these competitors, it must continue to demonstrate that the EBT scanner is both an acceptable substitute for conventional CT scanners in areas of the body where motion is not a limitation, and that the EBT Scanner is a valuable cardiopulmonary diagnostic tool capable of producing unique and useful images of the heart and lung. Although the Company believes that the EBT Scanner can produce general purpose images of a quality and resolution as good as, or superior to, images produced by "state of the art" conventional CT scanners, it lacks certain features that many competing premium scanners offer.

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

Other factors, in addition to those described above, that a potential purchaser might consider in the decision to replace a conventional CT scanner with an EBT scanner include purchase price, patient throughput capacity, anticipated operating expenses, estimated useful life, and post-sale customer service and support. The Company believes that its scanner is competitive with respect to each of these factors.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

                                  MANUFACTURING

The Company manufactures its scanner at its South San Francisco, California, headquarters facility. To date, the typical manufacturing cycle has required approximately five months from the authorization of manufacturing to the delivery of a scanner.

Many of the components and sub-assemblies used in the scanner have been developed and designed by Imatron to its custom specifications, and are obtainable from limited or single sources of supply. In view of the customized nature of many of these components and sub-assemblies, there may be extended delays between their order and delivery. Delays in such delivery could adversely affect Imatron's present and future production schedules. The Company has made and continues to make inventory investments to acquire long lead time components and sub-assemblies to minimize the impact of such delays. January 6, 1999 Imatron purchased one of its suppliers Caral Manufacturing, Inc. (Caral) to assure itself of a steady, low cost supply of certain stainless steel, critical parts. In recent years, the Company has developed alternative sources for many of its scanner subcomponents and continues its programs to qualify new vendors for the remaining critical parts. There can be no assurance that such actions will not adversely affect the Company's production schedule and its ability to deliver products in a timely manner.

                              GOVERNMENT REGULATION

Amendments to the Federal Food, Drug, and Cosmetic Act ("Amendments") enacted in 1976, and regulations issued or authorized thereunder, provide for regulation by the FDA of the marketing, manufacturing, labeling, packaging, sale and distribution of medical devices, including the Company's scanner. Among these regulations are requirements that medical device manufacturers register their manufacturing facilities with the FDA, list devices manufactured by them, file various reports and comply with specified Quality System Regulations. The FDA enforces additional regulations regarding the safety of equipment utilizing x-rays, which includes CT scanners. Various states also impose similar regulations. The Amendments also impose certain requirements which must be met prior to the initial marketing of medical devices introduced into commerce after May 28, 1976. Other requirements imposed on medical device manufacturers include a pre-market notification process commonly known as the 510(k) application to market a new or modified medical device. Additionally, and specifically, if required by the FDA, a pre-market approval ("PMA") may be required. This process is potentially expensive and time consuming and must be completed prior to marketing a new medical device. The Company has received appropriate clearances from the FDA to market the C-150 EBT scanner. The Company believes that it is presently in substantial compliance with the QSR requirements and other regulatory issues promulgated by the FDA.

On May 4, 1999 the Food and Drug Administration's (FDA) Center for Devices and Radiological Health, Promotion and Advertising Staff, issued a Warning Letter to Imatron. The Warning Letter expressed FDA's objection with certain promotional materials and press releases made by Imatron. It also indicated FDA's objection to claims made on Imatron's web site. Upon receipt of this letter Imatron responded to the FDA in writing. This response clearly enumerates Imatron's position and details, where necessary, specific actions to alleviate FDA's concern and began a good faith dialog between Imatron and the FDA to properly resolve these issues. This dialog continues and Imatron believes such dialog will resolve the matter fully and finally.

In November, 1999 the Company received its most current 510(k) market clearance from the FDA. This clearance allows the Imatron device to be marketed and promoted for Electron Beam Angiography. Such use is consistent with uses classified by the FDA.

The FDA also regulates the safety and efficacy of radiological devices. Although the Company believes it is in compliance with all applicable radiological health regulations established by the FDA, there can be no assurance that the EBT scanner will continue to comply with all such standards and regulations that may be promulgated. In any event, compliance with all such requirements can be costly and time consuming, and can have a material adverse effect on the development of the Company's business and its future profitability.

The Federal government and certain states have enacted cost-containment measures such as the establishment of maximum fee standards in an attempt to limit the extent and cost of governmental reimbursement of allowable medical expenses under Medicare, Medicaid and similar governmental programs. A number of states

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

have adopted, or are considering the adoption, of similar measures. Such limitations have led to a reduction in, and may further limit funds available for, the purchase of diagnostic equipment such as the Company's scanner and in the number of diagnostic imaging procedures performed in hospitals and other medical institutions.

The Company's primary customers operate in the highly regulated healthcare industry. Existing and future governmental regulations could adversely impact the market for the Company's EBT scanner and the Company's business. The Company's operations are also subject to regulation by other federal, state, and local governmental entities empowered to enforce pertinent statutes and regulations, such as those enforced by the Occupational Safety and Health Agency ("OSHA") and the Environmental Protection Agency ("EPA"). In some cases, state or local regulations may be more strict than regulations imposed by the Federal government. The Company believes that it is in substantial compliance with California regulations applicable to its business. In January 1997, the FDA conducted routine inspections of Imatron's manufacturing operations. The inspection concluded without Notices of Observations. Imatron frequently provides field modifications or updates of components and software to operational sites. Imatron voluntarily advised the FDA during these inspections that certain field corrections were ongoing. The FDA concurred with Imatron's decision to field upgrade certain sites and assigned recall numbers Z304/307-7 and Z-289/299-7. There has been no recalls or notices of observations by the FDA in 1998 or 1999.

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

In January 1995, CE mark certification procedures became available for medical devices for countries in the European Union ("EU"). The successful completion of the designated procedures would allow certified devices to be placed on the market in all EU countries. In order to obtain the right to affix the CE mark to its products, medical device companies must obtain certification that its processes meet European quality standards, including certification that its design and manufacturing facility complies with ISO 9001 standards. After June 1998, medical devices may not be sold in EU countries unless they display the CE mark. In May 1998, Imatron received the CE Marking, which indicates that the EBT scanner meets the safety requirements for marketing in all EU countries. In addition, the Company successfully obtained registration under the ISO 9001 standards in December 1997. The inability or failure of the Company or its international distributors to comply with varying foreign regulations or the imposition of new regulations could restrict or, in certain countries, result in the prohibition of the sale of the Company's business.

                              PATENTS AND LICENSES

Imatron relies heavily on proprietary technology and intellectual property which it attempts to protect through patents and trade secrets.

In February 1981, the Company was granted the exclusive use, for five years, and non-exclusive use thereafter, of certain technology and a patent pending, owned by the University of California ("UC") under the terms of a license agreement between UC and Emersub, a wholly-owned subsidiary of a former principal shareholder of the Company, and a sublicense agreement between Emersub and Imatron Associates (the predecessor to the Company), respectively. Under the continuing sublicense agreement, as amended, Imatron will make payments to Emersub equal to 2.125% of net sales of new C-150 scanners sold by Imatron in exchange for the Company's exclusive use of Patent #4,352,021, "X-ray Transmission Scanning System and Method and Electron Beam X-ray Scan Tube for Use Therewith", through the remaining life of such patent. The Company's Chairman of the Board, Dr. Douglas P. Boyd, receives 6% of all of the royalties paid by Emersub to UC. Loss by Imatron of its rights under the patent as a result of termination of its sublicense from Emersub, or the underlying license, could have a material adverse effect upon Imatron's business and future prospects. UC cancelled the license to Emersub on October 8, 1997. UC has agreed to grant the Company a license for the remaining life of the patent on substantially the same terms as the Emersub license agreement. Imatron has agreed to pay UC royalties in the amount of $9,185 for each new scanner sold from January 1, 1997 through September 28, 1999, the patent expiration date.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

Royalty expenses related to the sublicense agreement for 1999, 1998, and 1997 were $77,790, $137,775, and $165,330, respectively.

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

In addition, Imatron holds twenty-seven U.S. Patents of its own (each with a remaining life in excess of one year) and has filed three U.S. patent applications covering various integral components of the scanner including, among others, its electron beam assembly and its x-ray detector, and has filed applications corresponding to several of these patents and applications in various European Patent Convention countries, Canada, and Japan. There can be no assurance that any such applications will result in the issuance of a patent to the Company. Imatron's patents and patent applications have not been tested in litigation and no assurance can be given that patent protection will be upheld or will be as extensive as claimed. Furthermore, no assurance can be given as to the Company's ability to finance litigation against parties which may infringe upon such patents or parties which may claim that the Company's scanner infringes upon their patents. However, the agreement signed by the Company and Siemens Corporation in March 1991 allows Siemens Corporation to enter litigation in favor of Imatron. Pursuant to the Memorandum of Understanding with Siemens (see "Transactions With Siemens Corporation"), the Company transferred five patents to Siemens, two of which cover features of the Company's C-150 scanner, in complete consideration of the cancellation by Siemens of the $4.0 million notes payable to the Company. The transferred patents were as follows:

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

                                    EMPLOYEES

As of December 31, 1999, the Company had 202 employees, including 49 employees in service, 30 in sales/marketing, 51 scientists and engineers in research and development, 52 employees in manufacturing, and 20 employees in finance and administration. None of the employees are represented by a labor union and no work stoppages or strikes have occurred. The Company believes that it has good labor relations with its employees.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

                                 CERTAIN FACTORS

In evaluating the Company and its business, the following factors should be given careful consideration, in addition to the information mentioned elsewhere in this Form 10-K:

OPERATING HISTORY

Imatron was incorporated in February 1983, and incurred losses each quarter from inception through December 31, 1990. Its first recorded profitable year was the year ended December 31, 1991 during which a $4,000,000 payment for the licensing of technology to Siemens Corporation was received. The Company incurred additional net losses in both 1992 and 1993. In 1994, the Company incurred its first year of net income from continuing operations amounting to $3,221,000 partially offset by $911,000 of net losses incurred by discontinued operations of HeartScan. In 1999, 1998, and 1997, the Company incurred net losses of $6,586,000, $14,781,000, and $11,422,000, respectively. The net losses were partially a result of the operating losses incurred by discontinued operations of HeartScan which amounted to $1,989,000, $4,507,000, and $6,428,000, in 1999,
1998, and 1997, respectively. In 1999, the operating losses from discontinued operations were partially offset by a gain on sale of assets amounting to $1,049,000. The net losses recorded reflect non-cash minority interest expense of $874,000 and $1,744,000 recorded in 1998 and 1997, respectively, as a result of the accounting treatment relative to its convertible Series A Preferred Stock having "beneficial conversion features." There is no assurance that Imatron can return to profitable operations in the future.

In the past, Imatron has funded its losses primarily though the sale of securities in two public offerings and a number of private placements, through the exercise of options and warrants, through the 1991 license for medical uses of its electron-beam technology to Siemens Corporation, and through revolving lines of credit. In 1995, the Company raised $9,882,000 (net of offering costs) in two offerings of Common Stock to certain institutional investors. In 1996, the Company received $16,672,000 through the sale of shares of common stock and the exercise of warrants and stock options for shares of common stock. Also in 1996, HeartScan raised $14,798,000 (net of offering costs) for use exclusively to develop its operations. In 1999, the Company raised $8,621,000 for the sale of shares of common stock and common stock warrants to its President and other institutional investors (see Note 11 to the Notes to the Consolidated Financial Statement). As of December 31, 1999, the Company has a consolidated accumulated deficit of $104,083,000.

The Company's liquidity is affected by many factors, including the normal ongoing operations of the business and other factors related to the uncertainties of the industry and global economies. Although the cash requirements will fluctuate based on timing and extent of these factors, management believes that cash existing at December 31, 1999 together with the estimated proceeds from ongoing sales of products and services and divestiture of the HeartScan operations in 1999 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 2000.

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

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

HIGH COST OF SCANNER

The distributor list price of Imatron's EBT scanner is significantly higher than that of commercially available conventional CT scanners, and higher than the price of "top-of-the-line" scanners. Such pricing may limit the market for Imatron's product. Potential customers' budgetary limitations, including those imposed by government regulation, may often compel the purchase of lower cost, conventional CT scanners.

LIMITED CLINICAL DEMONSTRATION OF CERTAIN ADVANTAGES OF THE COMPANY'S SCANNER

The Company's scanner has been used in a clinical environment since April 1983. Clinical use of the C-100 XL scanner model began in February 1989. The C-150 EBT scanner was first used in 1992. 87 C-150, C-100 and C-150L scanners are currently installed in a clinical setting. The Company believes that market acceptance of the EBT scanner continues to depend in substantial part upon the clinical demonstration of certain asserted technological advantages and diagnostic capabilities. There is no assurance that these asserted technological advantages and diagnostic capabilities will result in the development of a significant market for the EBT that will allow the Company to operate profitably.

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

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

be paid. Rather, the Company expects that any future earnings will be applied toward the further development of the Company's business.

ITEM 2 - PROPERTIES

The Company's manufacturing, research and development, marketing and administrative operations occupy approximately 86,909 square feet of leased space in buildings located in South San Francisco, California, under leases expiring in February 2004. In addition, the Company sub-leases approximately 18,677 square feet to certain tenants with leases expiring in February 2004.

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

ITEM 3 - LEGAL PROCEEDINGS

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Imatron's shareholders during the quarter ended December 31, 1999.

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

                       1999                  1998
                  ----------------      ----------------
Quarter           High        Low       High        Low
-------           ----        ---       ----        ---

First             $2.28      $1.03      $3.03      $2.25
Second             1.44       0.84       4.00       2.25
Third              1.84       1.06       2.81       1.13
Fourth             3.81       1.03       2.59        .81

As of March 8, 2000, there were approximately 6,400 holders of record of the Company's common stock. On March 8, 2000, the closing price of the Company's common stock on Nasdaq was $4.75.

                              DIVIDEND INFORMATION

The Company has paid no cash dividends on its Common Stock since incorporation and anticipates that, for the foreseeable future, it will retain any earnings for use in its business.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

ITEM 6 -  SELECTED FINANCIAL DATA

                                  IMATRON INC.
                         SELECTED FINANCIAL INFORMATION
                    (in thousands, except per share amounts)

OPERATING INFORMATION
  Year Ended December 31                     1999        1998        1997        1996        1995
                                           --------    --------    --------    --------    --------
Total revenues from continuing
  operations                               $ 37,549    $ 30,660    $ 37,317    $ 24,823    $ 26,374
Operating loss from continuing
  operations                               $ (5,835)   $ (9,535)   $ (3,915)   $ (8,065)   $ (3,693)

Income (loss) from continuing operations   $ (5,646)   $ (9,400)   $ (3,250)   $ (5,892)   $    163
Loss from discontinued operations          $   (940)   $ (4,507)   $ (6,428)   $ (4,573)   $ (2,612)
Net loss                                   $ (6,586)   $(14,781)   $(11,422)   $(13,737)   $ (2,449)
Basic and diluted loss per share from
  continuing operations                    $  (0.06)   $  (0.11)   $  (0.04)   $  (0.08)         --
Number of shares used
  in per share calculations                  94,680      83,941      78,461      74,406      57,598

BALANCE SHEET INFORMATION

  At December 31                             1999        1998        1997        1996        1995
                                           --------    --------    --------    --------    --------
  Working capital                          $ 22,217    $ 12,813    $ 26,003    $ 33,042    $ 14,252
  Total assets                               40,643      31,982      43,165      47,488      27,459
  Long term obligations
    including capital lease
    obligations                                 125          39         121         182         235
  Total liabilities                          13,818      12,991      11,840       9,962      11,234
  Minority interest                              93         331      14,255      12,323          --
  Shareholders' equity                       26,732      18,660      17,070      25,203      16,225

The Company did not pay any cash dividends on its Common Stock during any of the periods presented above.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, working capital increased to $22,217,000 compared to December 31, 1998 working capital of $12,813,000 primarily as a result of increased revenues and cash realized from private placement offerings. The current ratio increased to 2.7:1 at December 31, 1999 from 2.1:1 at December 31, 1998.

The Company's total assets increased to $40,643,000 compared to December 31, 1998 total assets of $31,982,000. Cash and cash equivalents increased to $9,198,000 in 1999 from $1,445,000 in 1998. The increase in cash was due to proceeds realized from private placements, exercises of warrants and stock options, and increase in scanner sales. Cash used in continuing operations was $1,267,000 for twelve months ended December 31, 1999 compared to $7,893,000 during the same period in 1998. Cash was used to fund the operating activties resulting from net loss from operations, an increase in receivables and reductions in accounts payable and deferred revenues. The use of cash from operations was partially offset by a decrease in inventory and an increase in other accrued liabilities. Other primary sources of non-cash items included loss on discontinued operations and common stock issued for services in lieu of cash. The increase in receivables and decrease in inventory were due to increased scanner shipments to 19 in 1999 from 15 during the same period in 1998. The decrease in inventory was also due to a decrease in the number of scanners in finished goods to 2 in 1999 from 8 during the same period in 1998. In 1999, the decrease in finished goods was partially offset by increases in purchased parts and work-in-process to meet anticipated shipments in the first half of fiscal year 2000. In 1998, scanner orders were either delayed or canceled due to the financial instability in the Asia/Pacific market, resulting in an increase in the number of scanners in finished goods. Growth in trade receivables was mainly due to the record level of scanner shipments in the fourth quarter of 1999. The decrease in accounts payable resulted from payments to vendors to maintain balances to a more current basis.

Cash provided by discontinued operations was $770,000 for the twelve months ended December 31, 1999 compared to $499,000 during the same period in 1998 due to the proceeds from the sale of HeartScan centers partially offset by the buy-out of HeartScan scanners on lease during 1999. Net losses from discontinued operations for the twelve month period ended December 31, 1999 decreased to $940,000 as compared to $4,507,000 (net of gain on sale of assets of discontinued business) for the same period in 1998 . The decrease in losses was primarily due to the sale of certain HeartScan business operations, which were consistently operating at a loss since inception.

The Company's investing activities for the year ended December 31, 1999 included acquisition of Caral amounting to $273,000 (net of cash acquired) and purchases of marketable securities and equipment amounting to $4,062,000 and $1,148,000, respectively, offset by maturities of marketable securities of $2,063,000. Capital expenditures included approximately $437,000 for the purchase and installation of the MK Enterprise Resource Planning System. The Company's investing activities for 1998 included purchases of securities available for sale and capital equipment. The Company purchased $642,000 of equipment during 1998, primarily consisting of computer and test equipment. In addition, significant items affecting cash flows during fiscal 1998 included maturities of marketable securities of $1,065,000.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

Key financing activitites for the year ended 1999 included proceeds from a private offering whereby the Company sold 7,672,313 shares of its common stock for $8,621,000. Cash raised through employee participation in the Company's stock option and purchase plans and excercise of warrants were $2,788,000 and $1,446,000 in 1999 and 1998, respectively.

The Company's liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the cash requirements will fluctuate based on timing and extent of these factors, management believes that cash, and cash equivalents existing at December 31, 1999 and the estimated proceeds from ongoing sales of products and services in 2000 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 2000.
The Company expects to devote substantial capital resources to research and development, to support a direct sales force and marketing operations and to continue to support its manufacturing capacity and facilities. To satisfy the Company's capital and operating requirements beyond 2000, profitable operations, additional public or private financing or the incurrence of debt may be required. If future public or private financing is required by the Company, holders of the Company's securities may experience dilution. There can be no assurance that equity or debt sources, if required, will be available or, if available, will be on terms favorable to the Company or its shareholders. The Company does not believe that inflation has had a material effect on its revenues or results of operations.

                        RESULTS OF CONTINUING OPERATIONS

1999 vs 1998

Overall revenues for the year ended December 31, 1999 of $37,549,000 increased $6,889,000 or 22% compared to revenues of $30,660,000 for the same period in 1998. Net product revenues increased to $29,891,000 in 1999 from $22,547,000 in 1998 due to 19 scanners having been sold in 1999 compared to 15 in 1998. In addition, upgrade revenues increased to $1,490,000 in 1999 from $272,000 in 1998. Service revenues slightly increased 1% to $6,938,000 in 1999 from $6,863,000 in 1998 due to an increase in scanners under service contract offset by a decrease in spare parts shippped. Development contract revenue of $1,250,000 recorded in 1998 represented a non-refundable payment received from Siemens to compensate the Company for its research and development efforts for which Siemens received certain rights under the three year Memorandum of Understanding. There were no payments received from Siemens for 1999 as the Memorandum of Understanding expired on April 1, 1998.

Total cost of revenues as a percent of revenues for the year ended 1999 was lower at 72% as compared with 76% in 1998. Product cost of revenues as a percent of product revenues decreased to 68% in 1999 from 75% in 1998. The gross margins in 1998 were adversely affected by a mix in the sales prices of scanners. Although the cost of a scanner remains constant for all new scanner sales, the price varied depending on the customer. In particular, sales to Siemens and Imatron Japan, Inc. had a lower sales price and consequently lower gross margins, than sales to other parties. The decrease in the cost of revenue as a percentage of revenue for scanners was due to the decrease in scanner sales to these distributors to two in fiscal year 1999 from four in fiscal year 1998 and a sale of a refurbished scanner with higher gross margins in 1999. Service cost of revenues as a percent of service revenue decreased to 89% in 1999 from 93% in 1998 due to improved scanner performance reducing the costs to maintain the scanners and higher gross margins on spare parts shipped. In 1998, revenues on spare parts shipped to Imatron Japan, a major customer, were deferred and related costs were recognized due to the customer's difficulty in paying as a result of the economic and currency uncertainties in Japan. As a major customer, the Company extended credit beyond the normal terms to ensure the continued service for its 29 installed scanners purchased from the Company.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

Operating expenses for the year ended 1999 decreased to $16,332,000 or 43% of revenues, compared to $16,901,000, or 55% of revenues in 1998. Research and development expenses of $7,045,000 in 1999 decreased from $7,869,000 in 1998 due to a reduction in headcount and completion of certain R&D projects. Marketing and sales expenses increased to $6,244,000 in 1999 from $4,456,000 in 1998 primarily due to increases in promotional activities and headcount to establish a larger sales and marketing organization to better serve the growing EBT market. Administrative expenses decreased to $2,622,000 in 1999 from $4,576,000 in 1998 due primarily to a decrease in the bad debt provision relating to certain distributors. Goodwill amortization amounting to $139,000 in 1999 represents the amortized portion of goodwill related to the acquisition of Caral. Restructuring charges of $282,000 relates to severance and related benefits paid by the Company during the first quarter of 1999 as part of it's reorganization plan.

Other income increased to $257,000 for the year ended 1999 from $155,000 in the comparable period of 1998. The increase was due to higher average cash and investment balances during 1999 compared to 1998 resulting from cash generated from scanner sales, private offering of the Company's common stock, and exercises of warrants and stock options in 1999. Interest expense represents interest incurred on capital lease obligations on certain office equipment.

The Company incurred a non-cash charge to income of $874,000 recorded as a return to minority interest expense for the year ended 1998, in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock.

1998 vs 1997

Overall revenues for the twelve months ended December 31, 1998 of $30,660,000 decreased $6,657,000 or 18% compared to revenues of $37,317,000 for the same period in 1997. Net product revenues decreased to $22,547,000 in 1998 from $27,368,000 in 1997 due to 15 scanners shipped in 1998 compared to 18 in 1997. Certain Asian countries were experiencing banking and currency difficulties that led to economic slowdowns or recessions in those countries. This, in turn, has resulted in reduced demand for the Company's products. For instance, the purchasing power of the Company's Asian customers declined as a result of, among other things, difficulties in obtaining credit and the decline in value of their currencies. These customers canceled or delayed orders for the Company's products and may continue to cancel or delay additional orders. Scanner sales in this region decreased to two shipments to Japan in 1998 from eight shipments to Japan, China, Singapore and Malaysia in 1997. Weak sales in Asia were partially offset by an increase in sales to United States customers as a result of the termination of the exclusive distribution rights to Siemens in April 1, 1998. The Company sold eight scanners for domestic sites while Siemens sold one in 1998. In 1997, Siemens sold two scanners in the United States. Service revenues increased 39% to $6,863,000 in 1998 from $4,949,000 in 1997 due to an increase in scanners under service contract. The increase resulted primarily from the service support agreement entered into with Siemens. Development contract revenue decreased to $1,250,000 in 1998 from $5,000,000 in 1997 due to the terms of the three year Memorandum of Understanding entered into with Siemens expiring as of April 1, 1998.

Total cost of revenues as a percent of revenues for the twelve months of 1998 was 76% as compared with 63% in 1997. Product cost of revenues as a percent of product revenues increased to 75% in 1998 from 72% in 1997 due to shipment of 15 scanners compared to 18 shipments in 1997. Service cost of revenues as a percent of service revenue increased to 93% in 1998 from 79% in 1997 due to an increase in headcount to support the scanner service contracts under the Siemens service agreement and other new scanner sites. In addition, revenues on spare parts shipped to Imatron Japan Inc., a major customer, were deferred and related costs were recognized due to the customer's difficulty in paying as a result of the economic and currency uncertainties in Asia. As a major customer, the Company has extended credit beyond the normal terms to Imatron Japan, Inc. to ensure the continued service for its 27 scanners purchased from the Company.

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

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

Other income decreased to $155,000 for the twelve months of 1998 from $692,000 in the comparable period of 1997. The decrease was attributable to lower cash balances and investments in interest-bearing securities primarily due to the operating loss incurred. Interest expense represents interest incurred on capital lease obligations on certain office equipment.

The Company incurred a non-cash charge to income of $874,000 and $1,744,000 recorded as a return to minority interest expense for the twelve months ended December 31, 1998 and 1997, respectively, in connection with certain beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock.

Discontinued operation:

On July 13, 1998, the Company announced its intention to divest its HeartScan subsidiary. Accordingly, the Company restated its financial statements to reflect the classification of HeartScan as a discontinued operation for all periods presented (See Note 17).

During the twelve months of 1998 and 1997, the Company reported losses from discontinued operations of $4,507,000 and $6,428,000, respectively, which relate to the discontinued operations of the HeartScan subsidiary. The decrease in operating loss was primarily due to an increase in number of patient scans and the closure of the Seattle center which had been consistently operating at a loss. In addition, HeartScan ceased all radio and print advertising which significantly reduced overhead costs.

At the measurement date, the Company estimated that although a gain would be realized upon the ultimate sale, HeartScan would continue to incur operating losses through the disposal date. In the fourth quarter of 1998, the Company changed its strategy from selling HeartScan to a single buyer to that of selling the individual centers to buyers located in the cities where the centers were located. At December 31, 1998, the Company reassessed its estimate of the gain on disposal to reflect the Company's change in strategy. The Company adjusted its accrued loss and expected gain to reflect 1999 losses to be incurred of approximately $1,900,000 through the disposal date and a realized net gain on disposal of approximately $1,900,000.

In 1999, the Company sold the San Francisco, Pittsburgh, Houston, and Washington DC centers. While the $1,989,000 in losses incurred by these centers met the Company's expectations, the net gain upon disposal was somewhat less than expectations at $1,049,000. The 1999 $940,000 loss from discontinued operations reflects our actual results as compared to our estimates at December 31, 1998.

The Company expects that the discontinued operations will continue to operate at a loss through the disposal of its final center in Cascais, Portugal. However, management's current best estimate indicates that the disposal of the disposal of the Cascais center will result in a gain.

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

YEAR 2000 COMPLIANCE

The Company successfully completed the final phase of its conversion to MK in August 1999. The Company has not experienced any significant business disruptions as a result of Year 2000 issues, nor has it incurred material expenditures. The Company will continue to monitor its internal operating systems as well as third parties with whom the Company does business, to identify and address any potential risk situations related to Year 2000.
However, there can be no assurance that the Company will not be adversely affected by these suppliers and service providers in the future, and that these expenditures will not be material.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has held investments consisting of interest bearing investment grade instruments consistent with the Company's investment portfolio. The Company has also entered into leasing arrangements. At December 31, 1999, the Company had money market mutual funds, certificates of deposit and commercial paper which mature in less than twelve months. Additionally, the Company maintained leases for certain office equipment that have been accounted for as capital leases with a total obligation of $155,000 as of December 31, 1999.

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

     Name                     Age    Position
     ----                     ---    --------
     Dr. Douglas P. Boyd      58     Chairman of the Board,
                                     Chief Technology Officer

     S. Lewis Meyer           55     Chief Executive Officer

     Terry Ross               52     President

     Frank Cahill             53     Vice President, Finance and Administration,
                                     Chief Financial Officer, Secretary

* Dr. Douglas Boyd is a founder of Imatron and has held several positions with the Company since its inception in 1983 including Chief Executive Officer, President, Chief Technical Officer, and Director. Dr. Boyd is currently Chairman of the Board and Chief Technology Officer. He is also an Adjunct Professor of Radiology (Physics) at the University of California, San Francisco, where he spends approximately five percent of his time on university duties. In addition, Dr. Boyd is a Director for InVision
     Technologies, Inc., a publicly held company engaged in the design and manufacture of explosives detection computed

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

          tomography (CT) scanners for the baggage, parcel, and freight market. InVision Technologies is a former Imatron joint venture company which was established in 1990.

          Recognized internationally for his pioneering work in the development of fan-beam CT scanners, Xenon detector arrays, and EBT, Dr. Boyd has been awarded ten U.S. patents. He has published more than 100 scientific papers and is a frequent speaker at university seminars and other symposia. In 1993 he was awarded the prestigious Conway Safe Sky's Award for contributions to airline travel safety related to the development of a CT baggage explosives detection system.

          Dr. Boyd received his B.S. in Physics from the University of Rochester in 1963 and a Ph.D. in Physics from Rutgers University in 1968.

     * S. Lewis Meyer was appointed President, Chief Executive Officer and Director of Imatron in June 1993. From April 1991 until joining the
          Company, he was Vice President, Operations of Otsuka Electronics (U.S.A.) Inc., Fort Collins, Colorado, a manufacturer of clinical magnetic resonance systems and analytical nuclear magnetic resonance spectrometers. From August 1990 to April 1991, he was a founding partner of Medical Capital Management, a company engaged in providing consulting services to medical equipment manufacturers, imaging service providers, and related medical professionals. Prior thereto, he was President and Chief Executive Officer of American Health Services Corp. (now Insight Health Services Corp.), a developer and operator of diagnostic imaging and treatment centers. During his tenure at American Health Services Corp., it was one of the fifty fastest growing public companies in the United States.

          In addition to his duties as President and Chief Executive Officer of Imatron, Mr. Meyer serves as a Director for Finet Holdings Corp., a publicly held company engaged in electronic real estate and mortgage banking services.

          Mr. Meyer received his B.S. degree in Physics from the University of the Pacific, Stockton, California, in 1966, a M.S. degree in Physics from Purdue University in 1968, and a Ph.D. in Physics from Purdue University in 1971.

     * Terry Ross was appointed President of Imatron in January 1999. From 1989 to 1998, Mr. Ross was President, Chief Executive Officer and Director of Cemax-Icon, Inc., a medical imaging manufacturer. Prior thereto, he was Vice President of Sales and Marketing of the Company. Mr. Ross also held executive sales positions at Picker International, Inc. and ADAC Laboratories, Inc., all of which are medical imaging companies.

     * Frank Cahill was appointed Vice President of Finance and Administration, Chief Financial Officer, and Secretary of Imatron on January 2, 2000. Prior to joining the Company, Mr. Cahill has held management positions from "Fortune 500" companies in New York to smaller start-up companies since relocating to California three years ago. Most recently he was Vice President - Finance and Administration at Berkeley Heart Lab, Inc., the developer of a unique test to measure lipid particle density and Chief Financial Officer at MED-COR Health Information Solutions, Inc. a healthcare consulting and service firm.

          Mr. Cahill while at Ernst & Young in New York became a Certified Public Accountant. He has received an M.B.A. from Rutgers University and a B.S. in Physics from St. Peters College both in New Jersey.

ITEM 11 - EXECUTIVE COMPENSATION

The information required on items 11, 12 and 13 will be included in the Company's definitive proxy statement or as an amendment to the Form 10-K, under cover of Form 8. The information required in Part III will be filed with the Securities Exchange Commission no later than 120 days after the end of the fiscal year.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

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

     (b)  Form 8-K Reports: None

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 24, 2000              IMATRON INC.
                                   -----------------------------------


                               By: FRANK CAHILL
                                   -----------------------------------
                                   Chief Financial Officer, Vice President,
                                   Finance and Administration, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE             TITLE                                       DATE
---------             -----                                       ----


                      Director,
-------------------   Chairman of the Board                       March 24, 2000
Douglas P. Boyd

                      Director                                    March 24, 2000
-------------------
William J. McDaniel

                      Director                                    March 24, 2000
-------------------
John L. Couch

                      Director                                    March 24, 2000
-------------------
Allen Chozen

                      Director                                    March 24, 2000
-------------------
Richard Myler

                      Director,                                   March 24, 2000
-------------------   Chief Executive Officer
S. Lewis Meyer        (Principal Executive Officer)


                      Director                                    March 24, 2000
-------------------   President
Terry Ross

                      Director                                    March 24, 2000
-------------------
Aldo J. Test

                      Chief Financial Officer, Vice President,    March 24, 2000
-------------------   Finance and Administration, Secretary
Frank Cahill          (Principal Financial Officer and
                      Principal Accounting Officer)

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

                                IMATRON INC.
                 Index to Consolidated Financial Statements

STATEMENT                                                                   PAGE
---------                                                                   ----

Report of KPMG LLP, Independent Auditors                                     26

Consolidated Balance Sheets as of December 31, 1999, and 1998                27

Consolidated Statements of Operations for the years ended
December 31, 1999, 1998, and 1997                                            28

Consolidated Statements of Shareholders' Equity for the years ended
December 31, 1999, 1998, and 1997                                            29

Consolidated Statements of Cash Flows for the years ended December 31,
1999, 1998, and 1997                                                         30

Notes to Consolidated Financial Statements                                   32

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

                    Report of KPMG LLP, Independent Auditors



The Board of Directors and Stockholders
Imatron Inc.:

We have audited the consolidated balance sheets of Imatron Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the index at Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imatron Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                   /s/ KPMG LLP


San Francisco, California
February 14, 2000

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================
                                  IMATRON INC.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                              December 31,
                                                         -----------------------
ASSETS                                                     1999         1998
                                                         ---------    ---------
Current assets
  Cash and cash equivalents                              $   9,198    $   1,445
  Short-term investments                                     1,999           --
  Accounts receivable (net of allowance for
    doubtful accounts of $2,876 and
    $3,272 at December 31, 1999 and 1998):
         Trade accounts receivable                           8,570        7,228
         Accounts receivable from joint venture                582          659
  Inventories                                               12,965       14,433
  Prepaid expenses                                           1,030          825
  Net current assets of discontinued operations              1,019           --
                                                         ---------    ---------
Total current assets                                        35,363       24,590

Property and equipment, net                                  2,900        2,275
Other assets                                                 1,911        1,631
Long-term net assets of discontinued operations                469        3,486
                                                         ---------    ---------

Total assets                                             $  40,643    $  31,982
                                                         =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                       $   2,998    $   3,515
  Other accrued liabilities                                 10,118        7,978
  Capital lease obligations - due within one year               30           64
  Net current liabilities of discontinued operations            --          220
                                                         ---------    ---------
Total current liabilities                                   13,146       11,777

  Deferred income on sale leaseback transactions               367          875
  Deferred income on service contract                          180          300
  Capital lease obligations                                    125           39
                                                         ---------    ---------
Total liabilities                                           13,818       12,991
                                                         ---------    ---------
Minority interest                                               93          331
                                                         ---------    ---------
Shareholders' equity
  Common stock, no par value; 150,000 shares authorized;
    100,042 and 88,295 shares issued and outstanding
    in 1999 and 1998, respectively                         121,566      107,475
  Additional paid-in capital                                 9,399        9,340
  Deferred compensation                                         --         (170)
  Notes receivable from shareholders                          (150)        (488)
  Accumulated deficit                                     (104,083)     (97,497)
                                                         ---------    ---------
Total shareholders' equity                                  26,732       18,660
                                                         ---------    ---------

Total liabilities and shareholders' equity               $  40,643    $  31,982
                                                         =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

                                  IMATRON INC.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                              Years ended December 31,
                                                          --------------------------------
                                                            1999        1998        1997
                                                          --------    --------    --------
Revenues
   Product sales                                          $ 29,891    $ 22,547    $ 27,368
   Service                                                   6,938       6,863       4,949
   Other products sales                                        720          --          --
   Development contracts                                        --       1,250       5,000
                                                          --------    --------    --------
        Total revenue                                       37,549      30,660      37,317
                                                          --------    --------    --------
Cost of revenues
   Product sales                                            20,188      16,931      19,747
   Service                                                   6,162       6,363       3,902
   Other products sales                                        702          --          --
                                                          --------    --------    --------

        Total cost of revenues                              27,052      23,294      23,649
                                                          --------    --------    --------
Gross profit                                                10,497       7,366      13,668
                                                          --------    --------    --------
Operating expenses
   Research and development                                  7,045       7,869       9,713
   Marketing and sales                                       6,244       4,456       3,749
   General and administrative                                2,622       4,576       4,121
   Goodwill amortization                                       139          --          --
   Restructuring charges                                       282          --          --
                                                          --------    --------    --------
        Total operating expenses                            16,332      16,901      17,583
                                                          --------    --------    --------

Operating loss                                              (5,835)     (9,535)     (3,915)
Interest and other income                                      257         155         692
Interest expense                                               (68)        (20)        (27)
                                                          --------    --------    --------
Loss from continuing operations before provision
  for income taxes                                          (5,646)     (9,400)     (3,250)
Provision for income taxes                                      --          --          --
                                                          --------    --------    --------

Loss from continuing operations                             (5,646)     (9,400)     (3,250)

Loss from discontinued operations                             (940)     (4,507)     (6,428)
Non cash return to minority interest                            --        (874)     (1,744)
                                                          --------    --------    --------

Net loss                                                  $ (6,586)   $(14,781)   $(11,422)
                                                          ========    ========    ========
Net loss per common share:
  Loss from continuing operations - basic and diluted     $  (0.06)   $  (0.11)   $  (0.04)
                                                          ========    ========    ========

  Loss from discontinued operations - basic and diluted   $  (0.01)   $  (0.05)      (0.08)
                                                          ========    ========    ========

  Net loss - basic and diluted                            $  (0.07)   $  (0.18)      (0.15)
                                                          ========    ========    ========
Number of shares used in basic and diluted per share
  calculations                                              94,680      83,941      78,461
                                                          ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

                                  IMATRON INC.
                 Consolidated Statements of Shareholders' Equity
                                 (In thousands)

                                            Common Stock    Additional  Deferred              Accum-
                                        ------------------   Paid-in     Compen-   Notes      ulated
                                         Shares    Amount    Capital     Sation  Receivable   Deficit     Total
                                         ------    ------    -------     ------  ----------   -------     -----
Balances at December 31, 1996
(Restated)                               77,919  $ 89,223     7,390    $  (116)  $     --   $ (71,294)  $ 25,203
Common stock issued for employee stock
  purchase plans, stock bonus and the
  exercise of warrants and employee
  stock options                             896     1,505        --         --         --          --      1,505
Deferred compensation from
   issuance of stock options by
   consolidated subsidiary                   --        --        --       (186)        --          --       (186)
Amortization of deferred
   compensation                              --        --        --         70         --          --         70
Warrants issued for services                 --        --     1,750                                        1,750
Compensation expense related to
   the extension of the stock
   option exercise period                    --        --       150         --         --          --        150
Net loss                                     --        --        --         --                (11,422)   (11,422)
                                        -------  --------    ------    -------   --------   ---------   --------
Balances at December 31, 1997            78,815  $ 90,728    $9,290    $  (232)  $     --   $ (82,716)  $ 17,070
Common stock issued for employee stock
  purchase plans, stock bonus and the
  exercise of warrants and employee
  stock options                           1,984     1,949        --         --         --          --      1,949
Conversion of subsidiary's
  convertible series A preferred
  stock to company's common stock         7,496    14,798        --         --         --          --     14,798
Amortization of deferred
  compensation                               --        --        --         62         --          --         62
Warrants issued for services                 --        --        50         --         --          --         50
Notes receivable from officers
  for exercise of stock options              --        --        --         --       (488)         --       (488)
Net loss                                     --        --        --         --         --     (14,781)   (14,781)
                                        -------  --------    ------    -------   --------   ---------   --------
Balances at December 31, 1998            88,295  $107,475    $9,340    $  (170)  $   (488)  $ (97,497)  $ 18,660
Common stock issued for employee stock
  purchase plans, stock bonus and the
  exercise of warrants and employee
  stock options                           3,118     4,016        --         --         --          --      4,016
Common stock and warrants sold in
  a private placement, net of
  offering costs                          7,673     8,621        --         --         --          --      8,621
Common stock issued for
  acquisition of subsidiary                 956     1,454        --         --         --          --      1,454
Reversal of deferred
  compensation  due  to
  cancellation of stock options
  of discontinued operations                 --        --        --        170         --          --        170
Warrants issued per employment
  contract                                   --        --        10         --         --          --         10
Non-cash expense related to
  options issued to
   non-employee directors                    --        --        49         --         --          --         49
Repayments of notes receivable               --        --        --         --        338          --        338
Net loss                                     --        --        --         --         --      (6,586)    (6,586)
                                        -------  --------    ------    -------   --------   ---------   --------
Balances at December 31, 1999           100,042  $121,566    $9,399    $    --   $   (150)  $(104,083)  $ 26,732
                                        =======  ========    ======    =======   ========   =========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

                                  IMATRON INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                 Years Ended December 31
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Cash flows from operating activities:
Net loss                                                     $ (6,586)   $(14,781)   $(11,422)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation and amortization                                     757         780         665
Net loss from discontinued operations                             940       4,507       6,428
Goodwill amortization                                             139          --          --
Amortization of deferred compensation                              --          62          70
Non-cash return to minority interest                               --         874       1,744
Non-cash compensation expense for extension
  of stock option exercise period                                  --          --         150
Options and warrants issued for services                           49          50         750
Common stock issued for good and services                       1,228         503         270
Loss on disposal of assets                                         22          20           2
Changes in operating assets and liabilities:
Accounts receivable                                              (969)      1,495      (4,016)
Inventories                                                     1,730      (1,507)     (2,533)
Prepaid expenses                                                 (202)       (428)      1,198
Other assets                                                      950        (417)       (814)
Accounts payable                                                 (671)        553         501
Other accrued liabilities                                       1,974       1,017       1,062
Deferred income                                                  (628)       (621)        377
                                                             --------    --------    --------
Net cash used in operating activities:                         (1,267)     (7,893)     (5,568)
Net cash provided by (used in) discontinued operations            770         499      (2,426)
                                                             --------    --------    --------
                                                                 (497)     (7,394)     (7,994)
                                                             --------    --------    --------
Cash flows from investing activities:
Capital expenditures                                           (1,148)       (642)     (1,018)
Purchases of short-term investments                            (4,062)       (885)     (8,982)
Maturities of short-term investments                            2,063       1,065      14,880
Acquisition of subsidiary, net of cash acquired                  (273)         --          --
                                                             --------    --------    --------
Net cash (used in) provided by investing activities:           (3,420)       (462)      4,880
                                                             --------    --------    --------
Cash flows from financing activities:
Payments of obligations under capital leases                      (87)        (57)        (61)
Proceeds from issuance of warrant                                  10          --       1,000
Proceeds from issuance of common stock                         11,409       1,446       1,235
Loans to stockholders                                              --        (488)         --
Repayment of loans to stockholders                                338          --          --
Proceeds from issuance of stock of discontinued operations         --          --           2
                                                             --------    --------    --------
Net cash provided by financing activities                      11,670         901       2,176

Net (decrease) increase in cash and cash equivalents            7,753      (6,955)       (938)
Cash and cash equivalents, at beginning of year                 1,445       8,400       9,338
                                                             --------    --------    --------
Cash and cash equivalents, at end of year                    $  9,198    $  1,445    $  8,400
                                                             ========    ========    ========

                                    Continued

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

                                  IMATRON INC.
                Consolidated Statements of Cash Flows, continued
                                 (In thousands)

Supplemental Disclosure of Noncash Investing and
  Financing Activities:
   Deferred compensation from common stock option
   grant of discontinued operations                          $     --    $     --    $    186
                                                             ========    ========    ========
   HeartScan's conversion of preferred stock to
    Imatron common stock                                     $     --    $ 14,798    $     --
                                                             ========    ========    ========
   Equipment acquired under capital leases:
     Continuing operations                                   $    139    $     39    $     --
                                                             ========    ========    ========

     Discontinued operations                                 $     --    $     --    $  1,500
                                                             ========    ========    ========
   Cash paid for interest on capital lease obligations:
     Continuing operations                                   $     70    $     20    $     27
                                                             ========    ========    ========

     Discontinued operations                                 $    247    $    390    $    494
                                                             ========    ========    ========

   Cash paid for income taxes                                $     --    $     --    $     --
                                                             ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

                                  IMATRON INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF COMPANY

Imatron Inc., a New Jersey corporation incorporated in 1983, is a technology-based company principally engaged in the business of designing, manufacturing, and marketing a high performance Electron Beam Tomography scanner. The scanner is used in large and mid-sized hospitals and free standing imaging clinics. Imatron Inc. provides service, parts, and maintenance to hospitals and clinics that operate its scanners, as well as medical equipment manufactured by other companies.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Imatron Inc. ("Imatron") and all its subsidiaries (collectively, the "Company"), after elimination of all intercompany transactions and accounts.

On July 13, 1998, the Company adopted a formal plan to sell its HeartScan subsidiary in order for the Company to focus more comprehensively on the core business of manufacturing and servicing quality EBT scanners. For all periods presented, the financial statements reflect the Company's HeartScan segment as a discontinued operation.

On January 6, 1999, Imatron acquired a 100% interest in Caral Manufacturing ("Caral") in an acquisition accounted for under the purchase method of accounting (see Note 6). Beginning January 6, 1999, the financial position and operating results of Caral were consolidated with those of the Company.

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

CONCENTRATIONS OF RISK

The Company's primary customers operate in the healthcare industry. The healthcare industry is highly regulated. Both existing and future governmental regulations could adversely impact the market for the Company's EBT scanner and the Company's business. The Company's operations are also subject to regulation by other federal, state, and local governmental entities empowered to enforce pertinent statutes and regulations, such as those enforced by the Occupational Safety and Health Agency and the Environmental Protection Agency.

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

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

The Company's revenues are principally derived from the sales of the EBT scanner. Many of the components and sub-assemblies used in the scanner have been developed and designed by Imatron to its custom specifications and are obtainable from limited or single sources of supply. In view of the customized nature of many of these components and sub-assemblies, there may be extended delays between their order and delivery. Delays in such delivery could adversely affect Imatron's present and future production schedules. The Company has made and continues to make inventory investments to acquire long lead time components and sub-assemblies to minimize the impact of such delays. In recent years, the Company has developed alternative sources for many of its scanner subcomponents and continues its programs to qualify vendors for the other critical parts.

CASH EQUIVALENTS

Cash equivalents consist of money market funds and highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.

FINANCIAL INSTRUMENTS

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of other comprehensive income (loss), if material. Fair values of investments are based on quoted market prices. Short-term investments at December 31, 1999 consist of government securities classified as available for sale. There were no short-term investments at December 31, 1998.

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

The company policy is to reserve 100% on obsolete inventories, defined as parts that are no longer used in production, upgrades and repairs. Parts that are not defined as obsolete are classified into different subsections. The reserve percentages for each subsection represent the total value of parts in each subsection that have the potential to be obsolete in the next 12 months.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated on a straight-line method over their estimated useful lives. Equipment under capital leases, except for scanner equipment and leasehold improvements, are amortized on a straight-line method over the lesser of their estimated useful lives or the remaining term of the related leases.

Estimated useful lives are as follows:

            Machinery and equipment           3 - 5 years
            Furniture and fixtures            3 - 5 years
            Leasehold improvements                5 years

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

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

            Year                            Budgeted Scans
            ----                            --------------
            1                                   2,530
            2                                   6,160
            3                                   7,216
            4                                   7,920
            5                                   7,920
                                               ------
                                               31,746
                                               ======

Consistent with the schedule above, depreciation is recorded at the higher of actual or budgeted scans so that the scanner is fully depreciated at the end of five years.

GOODWILL AND LONG-LIVED ASSETS

Goodwill represents the excess of cost over net assets of Caral, and is amortized on a straight line method over 10 years. The Company accounts for goodwill and other long-lived assets under, SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that goodwill and long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on these evaluations, there were no adjustments to the carrying value of goodwill and other long lived assets in the fiscal periods reported.

REVENUE RECOGNITION

Revenues related to product sales are recognized upon shipment to the customer or to a customer designated location, at which time title and risk of ownership passes. The Company accrues for estimated installation and warranty costs at the time of sale. Revenues related to service are recognized ratably over the relevant contractual period or as the service is performed. Service revenue billed but unearned is included on the consolidated balance sheets as other accrued liabilities. Revenues related to development contracts are recognized ratably over the contract (see note 9). Revenues from clinics are recognized when services are performed for the clinic customer and reported as discontinued operations for all periods presented.

SALE LEASEBACK ARRANGEMENT

The Company sold a scanner in 1998 and 1997 to third-party leasing companies. HeartScan, in turn, entered into leasing arrangements with these third-party leasing companies to obtain use of these scanners in its clinics. The provisions of these leasing arrangements include monthly rental payments over a 5-year term with a guarantee of the payments by Imatron. HeartScan accounted for these leases as capital leases. Imatron recognized revenue equal to its scanner cost and has deferred the profit on its sales to the leasing companies. The Company is amortizing its deferred profit to product sales over the five-year term of the HeartScan leases. Imatron recognized $356,000, $501,000, and $501,000 of deferred profit for these leases for the years ended December 31, 1999, 1998, and 1997, respectively.

RESEARCH AND DEVELOPMENT

Research and development expenditures are charged to operations as incurred.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

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


Note 2 - FINANCIAL INSTRUMENTS

Investments were as follows:

                                                               December 31,
                                                          ----------------------
                                                            1999         1998
                                                          --------      -------
                                                             (In thousands)

Money market mutual funds                                 $  4,600      $ 1,113
Certificate of deposit                                          --          189
Commercial paper                                             6,597          143
                                                          --------      -------
Total investments                                           11,197        1,445

Less amounts classified as cash and cash equivalents        (9,198)      (1,445)
                                                          --------      -------

Short-term investments                                    $  1,999      $    --
                                                          ========      =======

Cost approximated fair value of all investments at December 31, 1999 and 1998.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

Note 3 - INVENTORIES

Inventories were as follows:

                                                              December 31,
                                                         ----------------------
                                                           1999           1998
                                                         --------        -------
                                                            (In thousands)

Purchased parts and sub-assemblies                       $ 4,272         $ 2,863
Service parts                                              1,747           1,883
Work-in-progress                                           4,718           3,177
Finished products                                          2,228           6,510
                                                         -------         -------

                                                         $12,965         $14,433
                                                         =======         =======


Note 4 - PROPERTY AND EQUIPMENT, Net

Property and equipment, at cost, were as follows:

                                                              December 31,
                                                         ----------------------
                                                           1999          1998
                                                         --------       -------
                                                            (In thousands)

Machinery and equipment                                  $  6,644       $ 5,697
Furniture and fixtures                                      1,527         1,234
Leasehold improvements                                      2,386         2,153
                                                         --------       -------
                                                           10,557         9,084

Less accumulated depreciation and amortization             (7,657)       (6,809)
                                                         --------       -------

                                                         $  2,900       $ 2,275
                                                         ========       =======

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

Note 5 - OTHER ACCRUED LIABILITIES

Other accrued liabilities were as follows:

                                                                December 31,
                                                            --------------------
                                                             1999          1998
                                                            -------       ------
                                                              (In thousands)

Warranty and product upgrades                               $ 3,436       $2,175
Deferred income on sale leaseback transactions                  114          616
Customer deposits                                             1,362          225
Employee compensation                                         1,372        1,090
Deferred service revenues                                     2,017        1,619
Other                                                         1,817        2,253
                                                            -------       ------

                                                            $10,118       $7,978
                                                            =======       ======

Note 6 - ACQUISITIONS

CARAL MANUFACTURING

On January 6, 1999 (closing date) Imatron acquired a 100% interest in Caral Manufacturing ("Caral"). Caral was a major vendor of Imatron and manufactures custom-made parts for scanners.

The purchase price of the acquisition was comprised of $275,000 in cash, 624,113 shares of common stock issued at closing plus an issuance of shares of common stock based on the market price of the Company's common stock as of July 6, 1999. The shares issued at closing were valued at $825,000 or $1.3219 per share, which is the average stock price for the period from December 7, 1998 to December 18, 1998, the period surrounding the date the terms of the acquisition were agreed. The security price of the Company's common stock as of July 6, 1999 was below $2.90 per share, and as part of the agreement, the Company issued 332,279 additional shares. In accordance with EITF 97-15, the contingency was valued at $629,000.

The acquisition was accounted for using the purchase method of accounting, and accordingly, the operating results of Caral have been included in the Company's consolidated financial statements from January 6, 1999 forward. The purchase price was allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. The fair value of assets acquired was $660,461 and liabilities assumed was $320,000. The excess of the aggregate purchase price over the fair market value of net assets acquired amounting to $1,389,000 is classified as goodwill, and amortized on a straight line method over 10 years. For the year ended December 31, 1999, amortization expense on goodwill was $139,000.

The following unaudited pro forma financial information presents the combined results of operations for the period ended December 31, 1998 of Imatron and Caral as if the acquisition had occurred as of the beginning of 1998, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Imatron and Caral constituted a single entity during the period ended December 31,1998 (in thousands, except per share amounts):

                                                             Twelve months ended
                                                              December 31, 1998
                                                              -----------------
                                                                 (Unaudited)

Net sales                                                         $ 31,770
                                                                  ========
Net loss                                                          $(15,171)
                                                                  ========
Loss per share - basic and diluted                                $  (0.18)
                                                                  ========
Number of shares used in basic and diluted per
  share calculations                                                85,395
                                                                  ========

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

POSITRON CORPORATION

On January 25, 1999, the Company acquired 9,000,000 shares of common stock of Positron Corporation ("Positron") representing a 55% interest for $100. On August 18, 1999, the ownership interest of the Company in Positron was diluted to 16% as a result of the completion of a private equity financing of Positron's common stock. As such, Imatron's control in Positron was temporary and accordingly, the Company accounted for its investment in Positron at cost for the year ended December 31, 1999.

In conjunction with the execution of a letter of intent and the consummation of the purchase business combination with Positron, the Company made working capital advances to Positron under a $600,000 credit facility at an interest rate 1/2% over the prime. As of December 31, 1999, Positron has paid up its obligation of $600,000 including $59,000 of interest to the Company.

Note 7 -RESTRUCTURING AND REORGANIZATION CHARGES

On February 8, 1999, the Company implemented a restructuring plan to reduce costs and improve operating efficiencies. The plan included elimination of approximately 20% of the Company's workforce in various departments and its HeartScan subsidiary including disposal of its HeartScan operations (see Note
17). In addition, the Company put a moratorium on salary increases for its executive management team effective until the Company meets its financial goals and objectives. The cost associated with this reduction in staff, consisting primarily of severance and related benefits, was $282,000 and was accrued in the first quarter of 1999.

Note 8 - RELATED PARTY TRANSACTIONS

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

The Company recognized revenues of $2,800,000, $2,800,000, and $4,648,000 in 1999, 1998, and 1997, respectively, from sales to the Joint Venture and has $2,052,000 and $1,982,000 in accounts receivable from the Joint Venture at December 31, 1999 and 1998, respectively. All scanner sales to Imatron Japan, Inc. are either fully paid in advance or sold under irrevocable letters of credit without a right of return.

NOTES RECEIVABLE FROM OFFICERS

At December 31, 1998, the Company held three notes receivable amounting to $336,000, $115,000 and $37,000 from the Company's Chief Executive Officer, the Chairman of the Board, and the former Chief Financial Officer, respectively. These notes arose from transactions in 1998, whereby the Company provided loans for the purchase of 925,000 shares of common stock under the Company's stock option plan. At December 31, 1999, the remaining balance on notes receivable amounted to $149,500. The loans are full recourse and collateralized by the shares of common stock and the personal property of the executives. The receivable is shown on the balance sheet as a reduction in equity.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

Note 9 - COLLABORATION AGREEMENTS

SIEMENS CORPORATION

For the period from March 31, 1995 to March 31, 1998, the Company and Siemens Corporation ("Siemens") operated under a 1995 Memorandum of Understanding whereby Siemens provided $15,000,000 to the Company's C-150 Evolution scanner research and development program paid to the Company in quarterly non-refundable payments. The results of the collaborative research were jointly owned by the parties and cross licensed. For the period from March 31, 1995 to March 31, 1998 Siemens retained exclusive distribution rights in certain geographical regions for sales of the C-150 Evolution scanner.

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

TERARECON INC.

On July 22, 1997, the Company and TeraRecon Inc., a technology company that produces high speed image processing devices for medical imaging systems, entered into a development agreement whereby TeraRecon provided Imatron with a real-time image reconstruction system for use in conjunction with Imatron's EBT scanner. The RTR-2000 system is exclusive to Imatron's EBT scanner and is used to expand its current applications to include new three-dimensional, CT flurography or real-time viewing of computerized tomography (CT) images. It is an accessory to the base scanner which certain customers may find useful. It will not render any existing equipment obsolete.

In consideration for the successful development and delivery of RTR-2000 systems, the Company agreed to issue an aggregate of 6,000,000 warrants to purchase the Company's common stock at $4.50 per share. In addition, TeraRecon agreed to pay the Company an aggregate of $2,000,000 for 4,000,000 of the 6,000,000 warrants and make royalty payments to Imatron .

Pursuant to the development agreement, the Company issued a total of 4,000,000 warrants to TeraRecon and received $1,000,000 for the 2,000,000 warrants issued.

In February 1999, the Company and TeraRecon agreed to modify the development agreement by releasing TeraRecon from its obligation to purchase the remaining 2,000,000 warrants. In addition, TeraRecon agreed to develop a more stable, reliable, and easier-to-maintain image reconstruction system at no additional cost to Imatron and upgrade five units of the current RTR-2000 systems for no more than $25,000 per unit. Imatron agreed to cancel the 3% royalty payment per unit under the original agreement.

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

GENERAL ELECTRIC MEDICAL SYSTEMS

On July 1, 1998, the Company entered into a non-exclusive distributor agreement with GE Medical Systems (GEMS) to sell EBT scanners throughout the United States and Canada. The agreement provides that all contracts resulting from the joint marketing effort are written directly by the Company. Imatron assumes installation and customer service activities, while GEMS provides financing options for customers purchasing the equipment. The contract has a term of two

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

years with an option to extend for an additional year at GEMS's sole discretion. This agreement does not constitute a licensing or transfer of any of Imatron's intellectual property to GEMS. The Company has agreed to pay GEMS a commission on all sales directly resulting from the Company's corporate alliance with GEMS. In 1999, the Company sold one EBT scanner under this agreement and has accrued $250,000 on sales commissions.

Note 10 - COMMITMENTS and CONTINGENCIES

OPERATING LEASES

The Company leases its present facilities under various operating leases expiring between July 1998 and December 2005. Future minimum rental payments under the leases as of December 31, 1999, are as follows (in thousands):

          2000                              $ 1,017
          2001                                1,023
          2002                                1,065
          2003                                1,134
          2004 and thereafter                   190
                                            -------
          Total                             $ 4,429
                                            =======

Rent expense for operating leases totaled $1,022,000, $972,000, and $914,000 in 1999, 1998, and 1997, respectively.

CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under non-cancelable lease agreements. In addition, HeartScan leased scanners for its clinics, payments of which were guaranteed by Imatron. As of December 31, 1999, equipment under the capital lease arrangements and included in property and equipment aggregated $165,000. Accumulated amortization related to this equipment totaled $21,000 as of December 31, 1999.

Future minimum lease payments under capital lease obligations at December 31, 1999, are as follows (in thousands):

          2000                                       $ 50
          2001                                         50
          2002                                         50
          2003                                         50
          2004                                          6
                                                     ----
          Total minimum payments                      206

          Less amounts representing interest          (51)
                                                     ----
          Total principal                             155

          Less portion due within one year            (30)
                                                     ----
          Long-term portion                          $125
                                                     ====

Deferred  income  on  sale-leaseback   transactions  amounted  to  $481,000  and
$1,491,000 at December 31, 1999 and 1998, respectively.

Interest paid on long-term obligations including capital lease obligations was $70,000, $20,000, and $27,000 in 1999, 1998, and 1997, respectively.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

LICENSE AGREEMENTS

In February 1981, the Company was granted the exclusive use for five years and nonexclusive use thereafter of certain technology and a patent pending owned by the University of California ("UC") under the terms of license and sublicense agreements between UC and Emersub Incorporated ("Emersub"), a wholly owned subsidiary of Emerson Radio Corp. and Imatron Associates (the predecessor to the Company). In June 1986, the license and sublicense agreements were amended to extend the Company's exclusive use of the technology through the remaining life of the patent #4,352,021, "X-ray Transmission Scanning System and Method and Electron Beam X-ray Scan Tube for Use Therewith" in exchange for modified annual royalty payments to Emersub equal to 2.125% of net sales of certain components of the C-150 EBT scanner. On October 8, 1997, UC canceled the license to Emersub and granted the Company a license for the remaining life of the patent on substantially the same terms as the Emersub license agreement. Imatron agreed to pay UC royalties in the amount of $9,185 for each scanner sold from January 1, 1997 through September 28, 1999, the patent expiry date. Royalties for 1999, 1998, and 1997 were $77,790, $137,775 and $156,145, respectively.

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

Note 11- CAPITAL STOCK

COMMON STOCK

On July 7, 1997, the Company filed an amendment to its Certificate of Incorporation. The amendment, which was approved by the Board of Directors on April 30, 1997, and by the shareholders at the annual meeting on June 30, 1997, increases the number of authorized shares of the Company's Common Stock from 100 million shares to 150 million.

During 1999, the Company sold a total of 904,600 shares of Imatron common stock to an investor, netting proceeds of $2,596,000. These shares were sold at the prevailing market price at the time of sale, ranging from $1.66 to $3.99 per share, or an average price of $2.87 per share. During the first quarter of 1999, the Company also issued 314,659 shares of Imatron common stock to certain vendors as payment for accounts payable invoices amounting to $413,000, or $1.31 per share. There were no other securities issued in relation to these transactions. These shares were registered with the Securities and Exchange Commission in 1996.

On June 15, 1999, the Company closed a private placement offering of the Company's common stock with the Company's President whereby the Company sold for $3,025,000:

 - 3,767,713 shares of common stock;
 - An option to purchase up to an additional $3 million of common stock in increments of $500,000 at a price equal to 125% of the closing price (or $1.003 per share); and

 - A warrant to purchase 360,000 shares of common stock with an exercise price of 130% of the closing price (or $1.044 per share) with a one year vesting period and an expiration date of June 15, 2004. On July 23, 1999, the Company closed a private placement offering of the Company's common stock whereby 3,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock at $1.25 per share were sold for $3,000,000.

Proceeds from the private placements will be used for general corporate purposes.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

HEARTSCAN PREFERRED STOCK

HeartScan has authorized 1,000,000 shares of .001 par value preferred stock. There are 200,000 issued and outstanding shares at December 31, 1999 and 1998, of which, 100,000 shares have been designated "Series A Preferred Stock" and 100,000 have been designated "Series B Preferred Stock."

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

Imatron was the holder of the Series B Preferred Stock at December 31, 1999 and 1998.

The Series A Preferred Stock was sold on June 26, 1996 in a private placement offering at $160 per share which realized net proceeds to the Company of $14,798,000. The investment by the Series A Preferred Stock holders has been accounted for as a minority interest holding in HeartScan with $5,890,000 of the proceeds being allocated to paid-in capital for the intrinsic value of the Imatron beneficial conversion feature. Minority interest expense of $874,000, and $1,744,000 was recognized for the amortization of the beneficial conversion feature for 1998 and 1997, respectively. The beneficial conversion feature was fully amortized in 1998, as such, no minority interest expense was recognized in 1999.

On June 26, 1998 and October 1, 1998, shareholders holding 94,331 and 5,669 shares, respectively, converted their Series A Preferred shares into 7,496,000 shares of Imatron common stock.

On December 31, 1996, 30,002 warrants to purchase one share each of HeartScan Common Stock were issued in connection with the above-mentioned private placement. These warrants are exercisable at $16.00 per share and expire in June 2001.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

WARRANTS

A summary of the Company's outstanding warrants as of December 31, 1999, 1998, and 1997 and changes during the years then ended is presented below (in thousands, except per share amounts):

                                    Warrants to Purchase    Weighted Average        Range of
                                        Common Shares        Exercise Price     Expiration Dates
                                    --------------------    ----------------    ----------------
Outstanding at December 31, 1996           3,171                 $ 3.17            1998 - 2000
Issued                                     3,277                   4.34               2001
Exercised                                   (284)                  1.98            1998 - 2000
Canceled                                      --                     --
                                          ------                 ------            -----------
Outstanding at December 31, 1997           6,164                   3.85            2000 - 2001
                                          ======                 ======            ===========

Issued                                     1,130                   4.22               2002
Exercised                                   (213)                  1.82            2000 - 2002
Canceled                                      --                     --
                                          ------                 ------            -----------
Outstanding at December 31, 1998           7,081                   3.97            2000 - 2002
                                          ======                 --====            ===========

Issued                                     4,567                   1.08            2000 - 2004
Exercised                                 (1,150)                  1.28            2000 - 2002
Canceled                                      --                     --
                                          ------                 ------            -----------
Outstanding at December 31, 1999          10,498                 $ 3.00            2000 - 2004
                                          ======                 ======            ===========

Charges to operations relating to the issuance of these warrants totaled $10,000, $50,000, and $750,000 in 1999, 1998, and 1997, respectively, using an option pricing model.

COMMON STOCK RESERVED

At December 31, 1999, the Company has reserved shares of common stock for future issuances as follows (in thousands):

          Stock option plans                                     9,700
          Stock options outside the plans                          281
          Stock purchase plan                                      296
          Stock warrants                                        10,498
          Stock bonus plans                                        744
                                                                ------
          Total                                                 21,519
                                                                ======

Note 12 - STOCK-BASED COMPENSATION

PROFORMA STOCK COMPENSATION

At December 31, 1997, Imatron has two and HeartScan has one stock option plan, which are described below. The Company applies APB No. 25 and related interpretations in accounting for its plans.

Proforma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company has accounted for its employee stock options and employee stock purchase plan under the fair value method of that Statement. The fair value of awards was estimated at the date of grant using an option pricing model with the following weighted-average assumptions.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

                                               1999         1998        1997
                                              ------       ------      ------

     Expected stock price volatility          80.00%       80.20%       80.20%
     Risk-free interest rate                   6.91%        5.50%        6.27%
     Expected life - years                     8.00         7.53         3.54
     Expected dividend yield                   0.00%        0.00%        0.00%

For purposes of pro forma disclosures, the estimated fair value of the awards is amortized to expense over the awards vesting period. Had the Company elected to recognize compensation expense based on the fair value of the awards granted at grant dates as prescribed by SFAS 123, net loss and basic and diluted loss per share would have been increased to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                                               1999       1998        1997
                                                             --------   ---------   ---------
     Net loss - as reported                                  $(6,586)   $(14,781)   $(11,422)
     Net loss - pro forma                                    $(8,579)   $(15,763)   $(12,516)
     Basic and diluted - net loss per share - as reported    $ (0.07)   $  (0.18)   $  (0.15)
     Basic and diluted - net loss per share - pro forma      $ (0.09)   $  (0.19)   $  (0.16)

The weighted average fair value of options granted in 1999, 1998, and 1997 were $1.21, $1.92, and $2.57 per share, respectively. The weighted average remaining contractual life of all options at December 31, 1999, is 8.08 years.

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

On June 18, 1999, at the annual meeting, the shareholders approved an amendment to the plan to increase the following:

     a) The shares authorized thereunder from 1,000,000 common shares to 1,500,000 common shares;

     b) The number of shares granted in the Initial Option to each newly elected eligible director from 25,000 common shares to 40,000 common shares; and

     c) The number of shares granted in the Annual Option to each eligible director from 25,000 common shares to 40,000 common shares.

All stock options under the Directors Plan are granted at 85% of the common stock's fair market value at the grant date. Options granted under the plan generally vest immediately with an option for the Company to repurchase the shares and expire ten years from the grant date.

EMPLOYEE STOCK OPTION PLAN

In March 1983, the Company adopted a stock option plan which provides for the granting of incentive stock options to employees and non-statutory stock options to non-employees, and certain consultants. The shareholders approved the plan, as amended, in March 1984. In 1993 the original plan ("1983 Plan") terminated and a new plan ("1993 Plan") was approved. The terms of the 1993 Plan are

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

consistent with the terms of the 1983 Plan. During 1995, the shareholders approved an increase in the number of shares reserved for the 1993 Plan from 3,000,000 to 5,500,000.

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

On June 18, 1999, at the annual meeting, the shareholders approved an amendment to the 1993 Plan to increase the shares authorized thereunder from 5,500,000 common shares to 11,500,000 common shares.

All incentive stock options are granted at the common stock's fair market value at the grant date and non-statutory stock options are granted at not less than 85% of the common stock's fair market value at the grant date. Options granted prior to 1998 under the plan generally vest evenly over four years following the grant date and expire five years from the grant date. Options granted in 1998 and thereafter generally vest evenly over four years and expire 10 years subsequent to the date of grant.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

A summary of the activity under the Imatron stock option plans is as follows (in thousands, except per share amounts):

                                                       Outstanding Options
                                              ---------------------------------------
                                   Shares                    Exercise       Aggregate
                                 Available    Number of      price per      exercise
                                 for Grant      shares        share           price
                                 ---------    ---------    -------------    ---------
Balances at December 31, 1996      2,254        2,857      $0.43 - $5.00     $2,908

Options expired                      (14)          --          $0.56             (8)
Options granted                   (1,219)       1,219      $1.78 - $3.31      3,129
Options exercised                      -         (305)     $0.48 - $2.63       (274)
Options canceled                      83          (83)     $0.56 - $2.63       (171)
                                  ------      -------      -------------     ------

Balances at December 31, 1997      1,104        3,688      $0.43 - $5.00      5,584

Shares reserved for issuance         450           --           --               --
Options granted                   (1,254)       1,254      $1.28 - $2.56      2,774
Options exercised                     --       (1,280)     $0.37 - $2.63       (724)
Options canceled                     178         (178)     $0.61 - $3.31       (411)
Options repricing:
   Options canceled                   --       (1,920)     $1.78 - $2.56     (4,988)
   Options re-granted                 --        1,920      $1.50 - $2.56      3,685
                                  ------      -------      -------------     ------

Balances at December 31, 1998        478        3,484      $0.61 - $5.00      5,920

Shares reserved for issuance       6,500           --           --               --
Options granted                   (3,367)       3,367      $1.00 - $2.19      4,998
Options exercised                     --         (762)     $0.37 - $2.56     (1,019)
Options canceled                     891         (891)      $1.00- $3.99     (1,479)
                                  ------      -------      -------------     ------

Balances at December 31, 1999      4,502        5,198      $0.71 - $5.00      8,420
                                  ======      =======      =============     ======

The following table summarizes information concerning Imatron's outstanding and exercisable options as of December 31, 1999 (in thousands, except per share amounts):

                                 Options Outstanding       Options Exercisable
                                ----------------------     --------------------
                                 Weighted                  Weighted
                                  Average     Weighted     Average
                                 Remaining    Average       Number
   Range of        Number of    Contractual   Exercise        of       Exercise
Exercise Prices     Shares         Life        Price        Shares       Price
---------------    ---------    -----------   --------     --------    --------

 $0.71 - $2.00       3,298          8.93        $1.25          855       $1.23
 $2.01 - $3.00       1,850          7.82        $2.20          382       $2.20
 $3.01 - $5.00          50          1.50        $4.99           50       $4.99
                                                -----
                     -----          ----                     -----       -----
                     5,198          8.47        $1.62        1,287       $1.66
                     =====          ====        =====        =====       =====

Options for 1,287,311, 1,448,685, and 2,185,394 shares of the Company's common stock were exercisable under the plans at December 31, 1999, 1998, and 1997 at an aggregate exercise price of $2,139,608, $2,435,529, and $2,527,620, respectively.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

In October 1995, HeartScan approved the adoption of the HeartScan Imaging, Inc. 1995 Stock Option Plan ("HSI Stock Option Plan") which provides for the granting of incentive stock options to employees and nonstatutory stock options to employees, nonemployee directors, and certain consultants. All incentive stock options are granted at the common stock's fair market value at the grant date, and nonstatutory stock options are granted at not less than 85% of the common stock's fair market value at the grant date. Options granted under the plan generally vest annually over four years following the grant date and have a maximum term of ten years.

A summary of the activity under the HSI Stock Option Plan is as follows (in thousands, except per share amounts):

                                  Shares      Number of    Aggregate   Aggregate
                                 available     shares      Price per   exercise
                                 for grant   Outstanding     share       price
                                 ---------   -----------   ---------   ---------

Balances at December 31, 1996        63          115         $0.07       $  8

Shares reserved                     250           --            --         --
Options granted                    (154)         154         $0.25       $ 38
Options exercised                    --          (39)        $0.04       $ (2)
                                   ----         ----         -----       ----

Balances at December 31, 1997       159          230         $0.19       $ 44

Options exercised                    --           (9)        $0.05         --
Options canceled                    221         (221)        $0.19       $(44)
Options terminated                 (380)          --            --         --
                                   ----         ----         -----       ----

Balances at December 31, 1998        --           --            --         --
                                   ====         ====         =====       ====

On July 13, 1998, all outstanding options to purchase HeartScan common stock were canceled as a result of the Company's decision to sell the HeartScan subsidiary.

STOCK BONUS PLAN

In February 1987, the Company adopted the 1987 Stock Bonus Plan which was approved by the shareholders. The stock bonus plan was adopted to reward and to provide incentive to participants for services. The total number of common shares that may be granted is 1,200,000, with no more than 400,000 shares awarded in any fiscal year.

On June 18, 1999, at the annual meeting, the shareholders approved an amendment to the plan to increase the authorized shares from 1,200,000 common shares to 2,200,000 common shares. In addition, the Company's Board of Directors approved the increase in the number of shares awarded in 1999 fiscal period from 400,000 shares to 650,000 shares.

The Company granted 644,173, 285,250, and 97,655 shares under the plan in 1999, 1998, and 1997, respectively. Accordingly, the Company recorded compensation expense equal to the fair value of the stock issued amounting to $810,000, $460,000, and $261,000 in 1999, 1998, and 1997, respectively.

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

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

On June 18, 1999, at the annual meeting, the shareholders approved an amendment to the plan to increase the number of shares authorized from 1,800,000 common shares to 2,300,000 common shares.

A total of 244,902, 188,863, and 193,208 shares were issued at weighted average purchase price of $1.05, $1.76, and $2.00 per share in 1999, 1998, and 1997, respectively.


Note 13 - RETIREMENT SAVINGS PLAN

RETIREMENT SAVINGS PLAN

In 1987, the Company established a qualified retirement plan under the provisions of section 401(K) of the Internal Revenue Code, in which eligible employees may participate. Substantially all participants in this plan are able to defer compensation up to the annual maximum amount allowable under the Internal Revenue Service regulations. The Plan was amended in 1994 to provide for employer contributions equal to 50% of every dollar of employee contribution, with a maximum of 6% of employee wages. The Company contributed approximately $247,000, $281,000, and $259,000 in 1999, 1998, and 1997,
respectively.


Note 14- INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of December 31, are as follows (in thousands):

                                                             1999        1998
                                                           --------    --------
     Deferred tax assets:
      Net operating loss carryforwards                     $ 30,829    $ 31,315
      Federal credit carryforwards                            2,134       1,767
      Expenses not currently deductible for tax purposes      5,448       7,041
      Deferred revenue previously taxed                         233         376
      Other                                                   1,103         264
                                                           --------    --------
      Deferred tax assets                                    39,747      40,763
     Valuation allowance                                    (37,890)    (37,353)
                                                           --------    --------

     Net deferred tax assets                                  1,857       3,410
                                                           --------    --------
     Deferred tax liabilities:
      State income taxes                                      1,149       1,066
      Other                                                     708       2,344
                                                           --------    --------
     Deferred tax liabilities                                 1,857       3,410
                                                           --------    --------
      Net deferred taxes                                   $     --    $     --
                                                           ========    ========

The net change in the valuation allowance was $537,000, $5,272,000, and $3,243,000 for 1999, 1998, and 1997, respectively, principally resulting from net operating loss carryforwards.

The   reconciliation  of  income  tax  attributable  to  continuing   operations
calculated at the U.S. federal statutory rate to the effective tax rate is as follows:

                                             1999        1998        1997
                                             ----        ----        ----

     Federal statutory rate                  (34%)       (34%)       (34%)
     Effective state rate                     (6%)        (6%)        (6%)
     Goodwill amortization                    (1%)        --          --
     Valuation allowance                      41%         40%         40%
                                             ---         ---         ---
     Effective tax rate                        0%          0%          0%
                                             ===         ===         ===

Due to the issuance of preferred stock which occurred June 26, 1996, utilization of the net operating loss and tax credit carryforwards for the Company and its subsidiary, HeartScan, will be subject to separate return limitations.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

At December 31, 1999, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $70,006,000 and $11,395,000, respectively. Additionally, the Company has research and development and alternative minimum tax credit carryforwards of approximately $2,134,000 at December 31, 1999. The net operating loss and the research and development tax credit carryforwards expire in various years from 2000 through 2019. In addition, HeartScan has net operating loss carryforwards for federal and state income purposes of approximately $17,032,000 and $2,346,000 respectively. The net operating loss carryforwards expire in various years from 2000 through 2019.

Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss and tax credit carry forwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

Note 15 - NET LOSS PER SHARE

The computation of basic and diluted loss per share for both continuing and discontinued operations for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                         1999        1998        1997
                                                        -------    --------    --------
                                                   (In thousands, except per share amounts)
Loss from continuing operations                         $(5,646)   $ (9,400)   $ (3,250)
                                                        =======    ========    ========
Loss from discontinued operations                       $  (940)   $ (4,507)   $ (6,428)
                                                        =======    ========    ========
Net loss                                                $(6,586)   $(14,781)   $(11,422)
                                                        =======    ========    ========

Weighted average common shares - basic and diluted       94,680      83,941      78,461

Basic and diluted loss per share:
     Loss from continuing operations                    $ (0.06)   $  (0.11)   $  (0.04)
                                                        =======    ========    ========
     Loss from discontinued operations                  $ (0.01)   $  (0.05)   $  (0.08)
                                                        =======    ========    ========

     Net loss                                           $ (0.07)   $  (0.18)   $  (0.15)
                                                        =======    ========    ========

Antidilutive options and warrants not included
  in calculation                                            418         986       3,114
                                                        =======    ========    ========

Note 16 - ENTERPRISE WIDE SEGMENT DISCLOSURES

The Company operates in three industry segments. Imatron operates in one industry segment in which it designs, manufactures, services and markets a computed tomography scanner; HeartScan operates centers that perform the coronary artery scan procedures; and Caral engages in the business of machining and fabrication of metal and plastic components. The Company is currently selling its interests in HeartScan (see Note 17).

The scanner sales price varies depending on the customer requirements. In particular, sales to Siemens, Imatron Japan, Inc. and third-party leasing companies have a lower gross margin than sales to third parties. The following table represents the scanner sales by significant geographic areas (in thousands):

                                                 1999      1998      1997
                                                -------   -------   -------

     United States (a)                          $22,374   $12,931   $ 2,803
     Europe (b)                                   2,871     2,326     5,064
     Japan (c)                                    2,800     2,800     4,200
     Asia Pacific (d)                                --        --    10,896
     South Africa                                    --        --     2,130
     Dubai                                           --     1,837        --
     Brazil                                          --     1,880        --
                                                -------   -------   -------

       Total scanner sales (e)                   28,045    21,774    25,093

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

       Sale leaseback profit recognized             356       501       501
       Upgrade sales                              1,490       272     1,774
                                                -------   -------   -------

       Total product sales                      $29,891   $22,547   $27,368
                                                =======   =======   =======

(a) Sales to Siemens amounted to $800,000 and $1,603,000 in 1998 and 1997, respectively.

(b) Sales to Turkey and Germany amounted to $2,871,000 in 1999. Sales to Siemens amounted to $926,000 and $4,137,000 in 1998 and 1997, respectively. Sales to third-party leasing companies under the sale-leaseback transactions amounted to $927,000 in 1997.

(c)  Sales to an affiliated customer, Imatron Japan, Inc.

(d)  Sales to customers in China, Malaysia, Singapore and Korea.

(e) All sales are denominated in US currency, therefore, there is no foreign currency risk.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999. The Company evaluates performance based on profit or loss from operations before income taxes not including non-recurring gains and losses.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

The following table summarizes the results of operations for the Company's two major continuing business segments for the twelve month periods ended December 31, (in thousands):

                                            Imatron     Caral    Eliminations   Consolidated
                                            -------     -----    ------------   ------------
     1999:
     Revenues from external customers       $ 36,829   $   720      $  --         $ 37,549
     Intersegment revenues                        --       805       (805)              --
     Total revenue                            36,829     1,525       (805)          37,549
     Operating loss                           (5,681)     (127)       (27)          (5,835)
     Total assets as of December 31, 1999     39,041       415       (301)          39,155


     1998:
     Revenues from external customers       $ 30,660   $    --      $  --         $ 30,660
     Intersegment revenues                        --        --         --               --
     Total revenue                            30,660   $    --      $  --         $ 30,660
     Operating loss                           (9,535)       --         --           (9,535)
     Total assets as of December 31, 1998     28,496        --         --           28,496

Note 17 - DISCONTINUED OPERATION -- SALE OF HEARTSCAN SUBSIDIARY

On July 13, 1998 (the measurement date), the Company adopted a formal plan to sell its HeartScan subsidiary in order for the Company to focus more comprehensively on the core business of manufacturing and serving quality EBT scanners. Accordingly, the operating results of the HeartScan operations are reflected as discontinued operations for all periods presented in the Company's statements of operations and as net assets (liabilities) of discontinued operations in the December 31, 1999 and 1998 balance sheets.

At the measurement date, the Company estimated that although a gain would be realized upon the ultimate sale, HeartScan would continue to incur operating losses through the disposal date. In the fourth quarter of 1998, the Company

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

changed its strategy from selling HeartScan to a single buyer to that of selling the individual centers to buyers located in the cities where the centers were located. At December 31, 1998, the Company reassessed its estimate of the gain on disposal to reflect the Company's change in strategy. The Company adjusted its accrued loss and expected gain to reflect 1999 losses to be incurred of approximately $1,900,000 through the disposal date and a realized net gain on disposal of approximately $1,900,000.

Actual HeartScan results of operations are as follows (in thousands):

                                                     1999       1998       1997
                                                  -------    -------    -------

     Revenues                                     $ 1,920    $ 3,996    $ 2,542
     Costs and expenses                            (3,909)    (8,503)    (8,970)
                                                  -------    -------    -------
     Loss before income taxes                      (1,989)    (4,507)    (6,428)
     Gain on sale of assets of discontinued
       operations                                   1,049         --         --
     Provision for income taxes                        --         --         --
                                                  -------    -------    -------

     Loss from discontinued operations            $  (940)   $(4,507)   $(6,428)
                                                  =======    =======    =======

HeartScan statements of operations include costs of sales of $300,000, $602,000, and $436,000 in 1999, 1998, and 1997, respectively, related to transactions with Imatron.

A summary of the net assets of discontinued operation is as follows:

                                                                December 31,
                                                             -------------------
                                                              1999       1998
                                                             -------    -------
                                                               (In thousands)

     Cash and cash equivalents                               $ 1,245    $ 1,273
     Accounts receivable - net and other current assets          110        327
     Other current liabilities                                   (21)       (92)
     Lease obligations - current                                (315)    (1,728)
                                                             -------    -------
     Net current assets (liabilities) of discontinued
       operation                                             $ 1,019    $  (220)
                                                             -------    -------

     Property, plant and equipment, net                        1,360      6,381
     Other assets                                                 --          5
     Lease obligations - long-term portion                      (891)    (2,900)
                                                             -------    -------

     Long-term net assets of discontinued operation          $   469    $ 3,486
                                                             =======    =======

On February 10, 1999, the Company sold its HeartScan - San Francisco center and related C-150 scanner and other equipment. Proceeds from sale were $1,500,000 resulting in a net gain of approximately $1,396,000.

On June 17, 1999, the Company sold its HeartScan - Pittsburgh center and related C-150 scanner and other equipment for $650,000 resulting in a net loss of approximately $237,000.

On July 8, 1999, the Company sold the C-150 scanner formerly used by HeartScan - Seattle for $625,000. The sale resulted in a net loss of approximately $617,000.

On November 19, 1999, the Company sold its HeartScan - Houston and Washington DC centers and the related C-150 scanners and other equipment for $2,200,000. The sale resulted in a net gain of approximately $507,000.

The Company is selling the remaining center located in Cascais, Portugal.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

                                   SCHEDULE II

                                  IMATRON INC.
                 Valuation and Qualifying Accounts and Reserves
                                 (In thousands)

                                                 Balance at
                                                     the       Charged to                Balance at
                                                beginning of   costs and                 end of the
              Description                        the period    expenses     Deductions     period
              -----------                        ----------    --------     ----------     ------
Balances for the year ended December 31, 1997:
Allowance for doubtful accounts receivable         $1,110        $1,380      $    --       $2,490
Inventory reserves                                  2,985           475         (101)       3,359
Reserve for warranty                                1,351         1,714       (1,275)       1,790

Balances for the year ended December 31, 1998:
Allowance for doubtful accounts receivable          2,490         1,155         (373)       3,272
Inventory reserves                                  3,359           520         (175)       3,704
Reserve for warranty                                1,790         1,575       (1,373)       1,992

Balances for the year ended December 31, 1999:
Allowance for doubtful accounts receivable          3,272           240         (636)       2,876
Inventory reserves                                  3,704           550       (1,582)       2,672
Reserve for warranty                                1,992         2,448       (1,210)       3,230

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

            IMATRON INC. INDEX TO EXHIBITS FOR 10-K, FILED MARCH 2000

3.1   (1)    Certificate of Incorporation of the Company, as amended, as of
             March 31, 1983.

3.2   (2)    Certificate of Amendment of Certificate of Incorporation filed with the New Jersey Secretary of State on June 17, 1988.

3.3   (2)    Certificate of Amendment of Certificate of Incorporation filed with the New Jersey Secretary of State on  July 26, 1988.

3.4   (3)    Certificate of Correction of Certificate of Amendment of
             Certificate of Incorporation filed with the New Jersey Secretary of State on February 7, 1989.

3.5   (4)    Certificate of Amendment of Certificate of Incorporation filed with the New Jersey Secretary of State on March 29, 1990.

3.6   (5)    Certificate of Amendment of Certificate of Incorporation filed with the New Jersey Secretary of State on December 7, 1990.

3.7   (6)    Certificate of Amendment of Certificate of Incorporation filed with the New Jersey Secretary of State on July 7, 1997.

3.8   (7)    Bylaws, as amended April 30, 1992.

4.1   (8)    Form of Warrant issued to investors in Private Offering concluded
             October 19, 1995.

4.2   (9)    Form of Warrant issued to investors in Private Offering concluded
             May 24, 1996.

4.3   (10)   Form of Warrant issued to Gary Post on March 8, 1996.

4.4   (10)   Form of Warrant issued to investors in Private Offering concluded
             June 24, 1996.

4.5   (21)   Form of Warrant issued to TeraRecon Inc. on October 15, 1997.

4.6   (21)   Form of Warrant issued to TeraRecon Inc. on October 21, 1997.

4.7   (21)   Form of Warrant issued to investors in connection with a Private
             Offering which concluded January 28, 1997.

4.8   (22)   Form of Warrant issued to TeraRecon Inc. on April 24, 1998.

4.9   (25)   Form of Warrant issued to Terry Ross on June 15, 1999.

4.10  (25)   Form of  Warrant issued to Terry Ross on June 15, 1999.

4.11  (25)   Form of Warrant issued to Jose Maria Salema Garcao on July 30,
             1999.

10.1  (18)   1997 Stock Bonus Incentive Plan, as amended through June 19, 1999.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

10.2  (15)   1998 Amended and Restated Non-Employee Director's Stock Option
             Plan, as amended through June 19, 1999.

10.3  (12)   Lease Agreement between the Company and J. Grant Monahon, James S.
             Keagy and Jeffrey H. Stevenson, as Trustees of AEW #79 Trust for the premises located at 389 Oyster Point Boulevard, South San
             Francisco, California, dated November 1, 1991.

10.4  (12)   Amendment No. 1 to Lease Agreement between the Company and J. Grant
             Monahon, James S. Keagy and Jeffrey H. Stevenson, as Trustees of
             AEW #79 Trust for the premises located at 389 Oyster Point
             Boulevard, California, dated June 15, 1992.

10.5  (13)*  Patent License Agreement dated as of March 12, 1993 between Imatron
             Inc. and Severson & Werson, A Professional Corporation.

10.6  (13)   Escrow Holder Agreement dated as of March 12, 1993 by and among
             Imatron Inc., Siemens Corporation and Severson & Werson, A
             Professional Corporation.

10.7  (13)   Amendment No. 2 to Lease Agreement between the Company and J. Grant
             Monahon, James S. Keagy and Jeffrey H. Stevenson, as Trustees of
             AEW #79 Trust for the premises located at 389 Oyster Point
             Boulevard, California dated December 31, 1992.

10.8  (14)   1993 Stock Option Plan, as amended through June 19, 1999.

10.9  (11)   1994 Employee Stock Purchase Plan, as amended through June 19,
             1999.

10.10 (16)   Executive Employment Agreement dated as of June 11, 1993 between the Company and S. Lewis Meyer.

10.11 (16)   Agreement and Joint Company Agreement between the Company, Tobu
             Land System Company and Kino Corporation dated January 7, 1994.

10.12 (16)   Distributorship Agreement between the Company and Imatron Japan K.
             K. dated February 3, 1994.

10.13 (16)   First Amendment to Distributorship Agreement between the Company and Imatron Japan K. K. dated February 8, 1994.

10.14 (16)   Memorandum of Understanding dated February 2, 1994 between the
             Company and Siemens AG, Medical Engineering Group.

10.15 (16)   Memorandum of Understanding dated February 2, 1994 between Company and Siemens AG, Medical Engineering Group (Evolution Upgrade project and distribution agreement).

10.16 (17)*  Memorandum of Understanding dated March 31, 1995 between the
             Company and Siemens Corporation.

10.17 (19)   Development Agreement dated July 22, 1997 between the Company and
             TeraRecon Inc.

10.18 (20)   Stock Purchase Agreement between the Company, HeartScan Imaging,
             Inc., and investors in a Private Offering which concluded June 24, 1996.

10.19 (10)   Form of Warrant Purchase Agreement between the Company and investors in the Private Offering which concluded June 24, 1996.

10.20 (10)   Stock Purchase Agreement between the Company and Gary Post, dated
             March 8, 1996.

10.21 (21)   Agreement for Service Support dated February, 1997 between the
             Company and Siemens Medical Systems, Inc.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

10.22 (21)   Warrant Purchase Agreement between the Company and TeraRecon Inc.
             dated October 15, 1997.

10.23 (21)   Warrant Purchase Agreement between the Company and TeraRecon Inc.
             dated October 21, 1997.

10.24 (22)   Warrant Purchase Agreement between the Company and TeraRecon Inc.
             dated April 24, 1998.

10.25 (23)   Loan Agreement between the Company and Positron Corporation dated
             May 1, 1998, with schedules and exhibits.

10.26 (23)   Stock Purchase Agreement, dated May 1, 1998 between the Company and
             Positron Corporation.

10.27 (24)   Sales Representative Agreement dated July 1, 1998.

10.28 (  )   Employment Agreement dated January 4, 1999 between the Company and
             Terry Ross.

10.29 (26)   Stock Purchase Agreement, dated June 16, 1999, between Imatron Inc.
             and Terry Ross.

10.30 (26)   Lock-Up Agreement, dated September 14, 1999, between Imatron Inc.
             and Terry Ross.

11.0         Computation of Per Share Earnings.

23.1         Consent of KPMG LLP


* Confidential Treatment Request granted by the Securities and Exchange Commission.

Footnotes

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

(8) Filed as an Exhibit to the Company's Registration Statement on Form S-3, filed on May 10, 1996 (Registration No. 333-3529) and incorporated herein by reference.

(9) Filed as an Exhibit to the Company's Registration Statement on Form S-3 filed on June 25, 1996 (Registration No. 333-6749) and incorporated herein by reference.

================================================================================

FY 1999                           IMATRON INC.                         FORM 10-K
================================================================================

(10) Filed as an Exhibit to the Company's Registration Statement on Form S-3 filed on September 6, 1996 (Registration No. 333-11515) and incorporated herein by reference.

(11) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed on January 7, 2000 (Registration No. 333-94239) and incorporated herein by reference.

(12) Filed as an Exhibit to the Company's Amendment No.1 to Post-Effective Amendment No.1 to Form S-3 (file No. 33-32218) filed with the Commission on August 7, 1992 and incorporated herein by reference.

(13) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December, 1992 and incorporated herein by reference.

(14) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed on January 7, 2000 (Registration No. 333-94245).

(15) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed on January 7, 2000 (Registration No. 333-94237).

(16) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31 1993, and incorporated herein by reference.

(17) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1994 and incorporated herein by reference.

(18) Filed as an Exhibit to the Company's Registration Statement on Form S-8 POS filed on August 18, 1999 (Registration No. 333-15081) and incorporated herein by reference.

(19) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on August 5, 1997 and incorporated herein by reference.

(20) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on July 1, 1996 and incorporated herein by reference.

(21) Filed on an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

(22) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (Reg. No. 333-51963) filed on May 6, 1998 and incorporated herein by reference.

(23) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on June 16, 1998 and incorporated herein by reference.

(24) Filed as an Exhibit to the Company's Current Report on Form 8-K filed July 20, 1998 and incorporated herein by reference.

(25) Filed as an Exhibit to the Company's Current Report on Form 8-K filed August 10, 1999, and incorporated herein by reference.

(26) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (Reg. No. 333-87195) filed on September 16, 1999, and incorporated herein by reference.

================================================================================
                                       56