Form 10-Q
period 2000-03-31
IMATRON INC
filed 2000-05-11
CIK 720477

FORM 10-Q                              IMATRON INC.               MARCH 31, 2000
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.


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

                         Yes    _____X______   No_________


At April 21, 2000, 101,209,771 shares of the Registrant's common stock (no par value) were issued and outstanding.



                            Total Number of Pages: 15

================================================================================

FORM 10-Q                              IMATRON INC.               MARCH 31, 2000
================================================================================

                                  IMATRON INC.
                                Table of Contents

PART I. FINANCIAL INFORMATION                                               PAGE

Item 1. Condensed Consolidated Financial Statements
        Consolidated Balance Sheets
        March 31, 2000 (Unaudited) and December 31, 1999                     3

        Consolidated Statements of Operations
        Three-Month Periods Ended
        March 31, 2000 and 1999 (Unaudited)                                  4

        Consolidated Statements of Cash Flows - Three-Month Periods Ended
        March 31, 2000 and 1999 (Unaudited)                                  5

        Notes to Consolidated Financial Statements.                          6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                                10

Item 3. Quantitative and  Qualitative Disclosures about Market
        Risks.                                                              13


PART II.OTHER INFORMATION                                                   14

        SIGNATURES                                                          15

================================================================================

FORM 10-Q                                                                   IMATRON INC.                              MARCH 31, 2000
====================================================================================================================================

                                                   IMATRON INC.
                                           Consolidated Balance Sheets
                                                  (In thousands)
                                                                                             March 31,            December 31,
ASSETS                                                                                         2000                  1999
                                                                                          ------------------    ------------------

                                                                                              (Unaudited)

Current assets
    Cash and cash equivalents                                                             $         9,402       $         9,198
    Short-term investments                                                                          1,998                 1,999
    Accounts receivable (net of allowance for doubtful accounts of $2,412 and $2,876 at March 31, 2000 and December 31, 1999):
           Trade accounts receivable                                                                8,282                 8,570
           Accounts receivable from joint venture                                                     652                   582
    Inventories                                                                                    16,957                12,965
    Prepaid expenses                                                                                  527                 1,030
    Net current assets of discontinued operations                                                     981                 1,019
                                                                                          ------------------    ------------------

Total current assets                                                                               38,799                35,363

Property and equipment, net                                                                         2,698                 2,900
Other assets                                                                                        1,822                 1,911
Net long-term assets of discontinued operations                                                       486                   469
                                                                                          ------------------    ------------------

Total assets                                                                              $         43,805      $         40,643
                                                                                          ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                      $         2,445       $         2,998
    Other accrued liabilities                                                                      10,881                10,118
    Capital lease obligations:  due within one year                                                    31                    30
                                                                                          ------------------    ------------------

Total current liabilities                                                                          13,357                13,146

    Deferred income on sale leaseback transactions                                                    344                   367
    Deferred income on service contract                                                               150                   180
    Capital lease obligations                                                                         117                   125
                                                                                          ------------------    ------------------
Total liabilities                                                                                  13,968                13,818
                                                                                          ------------------    ------------------
Minority interest                                                                                      83                    93
                                                                                          ------------------    ------------------
Shareholders' equity
    Common stock, no par value; 150,000 shares authorized; 101,120 and 100,042
    Additional paid-in capital                                                                      9,440                 9,399
    Notes receivable from shareholders                                                              (113)                 (150)
    Accumulated deficit                                                                         (103,835)             (104,083)
                                                                                          ------------------    ------------------
Total shareholders' equity                                                                         29,754                26,732
                                                                                          ------------------    ------------------
Total liabilities and shareholders' equity                                                $        43,805       $        40,643
                                                                                          ==================    ==================

                    The accompanying notes are an integral part of these consolidated financial statements.

================================================================================

FORM 10-Q                                                                   IMATRON INC.                              MARCH 31, 2000
====================================================================================================================================
                                                   IMATRON INC.
                                       Consolidated Statements of Operations
                                      (In thousands, except per share amounts)

                                                                                               Years ended March 31,
                                                                                            2000                 1999
                                                                                       -----------------    ------------------
                                                                                                   (Unaudited)

Revenues
   Product sales                                                                       s        9,608       $         3,348
   Service                                                                                      1,615                 1,617
   Other products sales                                                                           125                   265
                                                                                       -----------------    ------------------
          Total revenue                                                                          11,348                 5,230
                                                                                       -----------------    ------------------
Cost of revenues
   Product sales                                                                                5,045                 3,233
   Service                                                                                      1,047                 1,470
   Other products sales                                                                           132                   259
                                                                                       -----------------    ------------------
        Total cost of revenues                                                                  6,224                 4,962
                                                                                        -----------------    ------------------
Gross profit                                                                                    5,124                   268
                                                                                       -----------------    ------------------
 Operating expenses
   Research and development                                                                     1,881                 1,808
   Marketing and sales                                                                          1,945                 1,168
   General and administrative                                                                     953                   806
   Goodwill amortization                                                                           35                    20
   Restructuring charges                                                                            0                   282

                                                                                       -----------------    ------------------
          Total operating expenses                                                              4,814                 4,084
                                                                                       -----------------    ------------------

Operating income (loss)                                                                           310               (3,816)

Interest and other income                                                                         107                    12
Interest expense                                                                                  (6)                  (41)
                                                                                       -----------------    ------------------

Income (loss) from continuing operations before provision for income taxes                        411               (3,845)

Provision for income taxes                                                                          0                     0
                                                                                       -----------------    ------------------

Income (loss) from continuing operations                                                          411               (3,845)

Income (loss) from discontinued operations                                                      (163)                   802
                                                                                       -----------------    ------------------

Net income (loss)                                                                      $          248       $       (3,043)
                                                                                       =================    ==================
Net income (loss) per common share:
    Income (loss) from continuing operations:  basic and diluted                       $         0.00       s        (0.04)
                                                                                       =================    ==================

    Income (loss) from discontinued operations: basic and diluted                      $         0.00       $          0.01
                                                                                       =================    ==================

    Net income (loss) -  basic and diluted                                             $         0.00       $        (0.03)

Number of shares used in basic per share calculations                                         100,679                89,798
                                                                                       =================    ==================

Number of shares used in diluted per share calculations                                       107,676                89,798
                                                                                       =================    ==================

                  The accompanying notes are an integral part of these consolidated financial statements.

================================================================================

FORM 10-Q                                                                   IMATRON INC.                              MARCH 31, 2000
====================================================================================================================================
                                                    IMATRON INC.
                                       Consolidated Statements of Cash Flows
                                                   (In thousands)

                                                                                           Three Months Ended March 31,
                                                                                             2000                 1999
                                                                                       ------------------   -----------------
                                                                                                    (Unaudited)

   Net income (loss)                                                                   $             248    $        (3,043)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                                 185                 221
       Net income (loss) from discontinued operations                                                163               (802)
       Goodwill amortization                                                                          35                  20
       Common stock issued for services                                                              203                 340
       Options issued for services                                                                    41                   0
   Changes in operating assets and liabilities:
       Accounts receivable                                                                           218               2,035
       Inventories                                                                               (3,755)               1,395
       Prepaid expenses                                                                              503               (356)
       Other assets                                                                                   54                 221
       Accounts payable                                                                            (553)             (1,863)
       Other accrued liabilities                                                                     763                (21)
       Deferred income                                                                              (53)               (169)
                                                                                       ------------------   -----------------
   Net cash used in continuing operations                                                        (1,948)             (2,022)
   Net cash (used in) provided by discontinued operations                                          (152)                  78
                                                                                       ------------------   -----------------
Net cash used in operating activities                                                            (2,100)             (1,944)
                                                                                       ------------------   -----------------
 Cash flows from investing activities:
   Capital expenditures                                                                            (220)               (158)
   Acquisition of subsidiary, net of cash acquired                                                     0               (273)
   Purchases of available-for-sale securities                                                    (2,062)                   0
   Maturities of available-for-sale securities                                                     2,063                   0
                                                                                       ------------------   -----------------
Net cash (used in) provided by investing activities:                                               (219)               1,069
                                                                                       ------------------   -----------------
 Cash flows from financing activities:
   Payments of obligations under capital leases                                                      (7)                (26)
   Repayment of loans by stockholders                                                                 37                  0
   Proceeds from issuance of common stock                                                          2,493                 925
                                                                                       ------------------   -----------------
Net cash provided by financing activities                                                          2,523                 899
                                                                                       ------------------   -----------------

Net increase in cash and cash equivalents                                                            204                  24
Cash and cash equivalents, at beginning of the period                                              9,198               1,445
                                                                                       ------------------   -----------------
Cash and cash equivalents, at end of the period                                        $           9,402    $          1,469
                                                                                       ==================   =================

Supplemental Disclosure of Noncash Investing and Financing Activities:

   Cash paid for interest on capital lease obligations:
       Continuing operations                                                           $            6       $             14
                                                                                       ===================  ====================

       Discontinued operations                                                         $            5       $            176
                                                                                       ===================  ====================

   Cash paid for income taxes                                                          $            0       $              0
                                                                                       ===================  ====================

              The accompanying notes are an integral part of these consolidated financial statements.

================================================================================

FORM 10-Q                              IMATRON INC.               MARCH 31, 2000
================================================================================


                                  IMATRON INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be
expected  for  the  year  ended  December 31, 2000.   These   interim  financial
statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1999.

Certain reclassifications have been made to the 1999 amounts to conform to the current period presentation.


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

On January 6, 1999, Imatron acquired a 100% interest in Caral Manufacturing ("Caral") in an acquisition accounted for under the purchase method of accounting. Beginning January 6, 1999, the financial position and operating results of Caral were consolidated with those of the Company.


Note 3 - NEW ACCOUNTING PRONOUNCEMENTS


In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No, 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44), an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The application of this interpretation is effective July 1, 2000. The Company does not believe that the impact of this statement will have a material effect on the financial position or results of operations upon the adoption of this interpretation.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), summarizing the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued Staff Accounting Bulletin No. 101A (SAB 101A), delaying the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 for fiscal years beginning after June 15, 2000. The Company is currently reviewing the impact of SAB 101 on its financial position and results of operations.

================================================================================

FORM 10-Q                              IMATRON INC.               MARCH 31, 2000
================================================================================

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities"(SFAS-133), and in July 1999 issued Financial Accounting Standard No. 137, "Accounting For Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" (SFAS 137). SFAS 137 delayed the effective date for SFAS 133 for fiscal years beginning after June 15, 2000. The Company does not believe that the impact of this statement will have a material effect on the financial position or results of operations upon the adoption of this accounting standard.

Note 4 - INVENTORIES
Inventories were as follows:
                                             March 31,           December 31,
                                                2000               1999
                                          -----------------     ----------------
                                                      (In thousands)

Purchased parts and sub-assemblies                $4,828            $ 4,272
Service parts                                      1,859              1,747
Work-in-progress                                   7,150              4,718
Finished products                                  3,120              2,228
                                          -----------------     ----------------
                                                $ 16,957           $ 12,965
                                          =================     ================
Note 5 - NET INCOME (LOSS) PER SHARE

The Company computes and discloses its per share calculations in accordance with SFAS No.128, "Earnings per share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding, and diluted earnings per share is computed based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.

Stock options and warrants have not been included in the loss per share calculations as their effect would have been antidilutive. The computation of basic and diluted earnings per share for both continuing and discontinued operations for the periods ended March 31, 2000 and 1999, are as follows:

                                              2000                     1999
                                 ----------------------   ----------------------
                                      (In thousands, except per share amounts)
Income(loss)from continuing
operations                        $            411         $        (3,845)
                                 ======================   ======================
Income (loss) from
discontinued operations           $          (163)         $            802
                                 ======================   ======================
Net income (loss)                 $            248         $         (3,043)
                                 ======================   ======================
Weighted average
common shares - basic                      100,679                   89,798
                                 ======================   ======================
Options and warrants
included in the diluted
calculation                                  6,997                      0
                                 ======================   ======================
Weighted average
common shares - diluted                    107,676                   89,798
                                 ======================   ======================
Basic income (loss) per share:
     Income (loss) from
     continuing operations           $        0.00            $       (0.04)
                                 ======================   ======================
     Income (loss) from
     discontinued operations         $        0.00            $        0.01
                                 ======================   ======================
     Net income (loss)               $        0.00            $       (0.03)
                                 ======================   ======================
 Diluted income (loss) per share:
     Income (loss) from
     continuing operations           $        0.00            $       (0.04)
                                 ======================   ======================
     Income (loss) from
     discontinued operations         $        0.00            $        0.01
                                 ======================   ======================
     Net income (loss)               $        0.00            $       (0.03)
                                 ======================   ======================
Antidilutive options and warrants
not included in calculation                    -                        102
                                 ======================   ======================
================================================================================

FORM 10-Q                              IMATRON INC.               MARCH 31, 2000
================================================================================
Note 6 - ENTERPRISE WIDE SEGMENT DISCLOSURES

The Company operates in three industry segments. Imatron operates in one industry segment in which it designs, manufactures, services and markets a computed tomography scanner;HeartScan operates centers that perform the coronary artery scan procedures; and Caral engages in the business of machining and fabrication of metal and plastic components. The Company is currently selling its interests in HeartScan (see Note 7).

The  accounting  policies  of the  segments  are the same as those described  in the summary of significant accounting policies included in the Company's consolidated financial statements and notes thereto for the year ended December 31,1999. The Company evaluates performance based on profit or loss from operations before income taxes not including non-recurring gains and losses.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

The following  table  summarizes  the  results of  operations for  the Company's
two   major  continuing  business   segments   for  the   three  month   periods
ended March 31, (in thousands):

                                                      Imatron                 Caral        Eliminations       Consolidated
                                                 ------------------    ----------------    --------------    -----------------
2000:
Revenues from external customers                 $        11,223       $        125        $         -       $       11,348
Intersegment revenues                                          -                476               (476)                   -
Total revenue                                             11,223                601               (476)              11,348
Operating income                                             291                 19                  -                  310
Total assets as of March 31, 2000                         41,787                812               (261)              42,338

1999:
Revenues from external customers                 $        4,965        $         265        $        -       $        5,230
Intersegment revenues                                         -                  111              (111)                   -
Total revenue                                             4,965                  376              (111)               5,230
Operating loss                                           (3,742)                (47)               (27)              (3,816)
Total assets as of March 31, 1999                         28,374                 601              (544)              28,431


Note 7 - DISCONTINUED OPERATION - SALE OF HEARTSCAN SUBSIDIARY

On July 13, 1998 (the measurement date), the Company adopted a formal plan to sell its HeartScan subsidiary in order for the Company to focus on its core business of manufacturing, marketing/selling, and servicing the Company's proprietary EBT scanners. Accordingly, the operating results of the HeartScan operations are reflected as discontinued operations for all periods presented in the Company's statements of operations and as net assets (liabilities) of discontinued operations in the March 31,2000 and December 31,1999 balance sheets.

HeartScan statements of operations data for the periods ended March 31, 2000 and 1999 are as follows (in thousands):
                                            2000                    1999
                                     -------------------     ------------------
 Revenues                            $              -        $           710
 Costs and expenses                               163                  1,304
                                     -------------------     ------------------
 Loss before income taxes                        (163)                  (594)
 Gain on sale of assets of
    discontinued operations                         -                  1,396
 Provision for income taxes                         -                      -
                                     -------------------     ------------------
 Income/(loss) from
  discontinued operations            $           (163)       $           802
                                     ===================     ==================

================================================================================

FORM 10-Q                              IMATRON INC.               MARCH 31, 2000
================================================================================

The HeartScan statements of operations include costs of sales of $70,000 in 1999, related to transactions with Imatron. There were no such transactions in 2000.

A summary of the net assets of discontinued operation is as follows:

                                       March 31,              December 31,
                                          2000                     1999
                                ----------------------   ----------------------
                                    (In thousands, except per share amounts)

Cash and cash equivalent        $          1,220         $        1,245
Accounts receivable - net
 and other current assets                     93                    110
Other current liabilities                    (13)                   (21)
Lease obligations - current                 (319)                  (315)
                                ----------------------   ----------------------
Net current assets (liabilities)
 of discontinued operation                   981                  1,019
                                ======================   ======================
Property, plant and
 equipment, net                            1,322                  1,360
Lease obligations -
 long-term portion                          (836)                  (891)
                                ----------------------   ----------------------
Long-term net assets of
 discontinued operation                      486                    469
                                $                        $
                                ======================   ======================

The Company expects that the discontinued operation will continue to operate at a loss through the disposal date.
On February 10, 1999, the Company sold its HeartScan, San Francisco center and related C-150 scanner and other equipment. Proceed from the sale were $1,500,000 resulting in a net gain of approximately $1,396,000.
On June 17, 1999, the Company sold its HeartScan,Pittsburgh center and related C-150 scanner and other equipment for $650,000 resulting in a net loss of approximately $237,000.
On July 8, 1999, the Company sold the C-150 scanner formerly used by HeartScan, Seattle for $625,000. The sale resulted in a net loss of approximately $617,000.

On November 19, 1999, the Company sold its HeartScan, Houston and Washington DC centers and the related C-150 scanners and other equipment for $2,200,000. The sale resulted in a net gain of approximately $507,000.

The Company is selling the remaining center located in Cascais, Portugal.

At the measurement date, the Company estimated that although a gain would be realized upon the ultimate sale, HeartScan would continue to incur operating losses through the disposal date. In the fourth quarter of 1998, the Company changed its strategy from selling HeartScan to a single buyer to that of selling the individual centers to buyers located in cities where the centers were located. At December 31, 1998, the Company reassessed its estimate of the gain on disposal to reflect the Company's change in strategy. As of March 31, 2000, the Company adjusted its accrued loss and expected gain to reflect 2000 losses to be incurred of approximately $250,000 through the disposal date and net gain on disposal of approximately $90,000.

Note 8 - EQUITY TRANSACTIONS

During the first quarter of 2000,the Company raised $2,493,000 from exercises of stock options, warrants, and sale of its common stock, at an average of $2.49 per share. The Company issued a total of 1,001,794 shares of its common stock in relation to these transactions.

================================================================================

FORM 10-Q                              IMATRON INC.               MARCH 31, 2000
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere with this document. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year.Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

This Form 10-Q contains forward-looking statement which are subject to risks and uncertainties. The Company's actual results may differ significantly from the results projected in the forward-looking statements as a result of certain risk factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The Company expressly disclaims any obligation to update any forward-looking statements.

Results of Continuing Operations:

                  Three months ended March 31, 2000 versus 1999

Total revenue for the three months ended March 31, 2000 of $11,348,000 increased $6,118,000 or 117% compared to revenues of $5,230,000 for the same period in 1999. Net product revenues increased to $9,608,000 in 2000 from $3,348,000 in 1999 due to shipment of 7 scanners in 2000 compared to 2 in 1999. Scanners sold in 2000 include 3 refurbished scanners which resulted in a lower average selling price as compared to the average selling price in 1999. Service revenues decreased in 2000 to $1,615,000 from $1,617,000 in 1999 due to a slight decrease in service contract revenues offset by an increase in spare parts shipped. Other product sales represent revenues from Caral's machining and fabrication services. Other product sale decreased to $125,000 in 2000 from $265,000 in 1999 due to a decrease in sales to external customers and an increase in intercompany sales.

Total cost of revenues as a percent of revenues for the three months of 2000 was 55% as compared with 95% in 1999. Product cost of revenues as a percent of product revenues decreased to 53% in 2000 from 97% in 1999 due to shipment of 7 scanners with higher gross margins compared to 2 scanners in 1999. The decrease in cost of product sales was partly due to an increase in scanner production levels in 2000 as compared to 1999, resulting in a higher absorption of factory overhead expenses. Service cost of revenues as a percent of service revenues decreased to 65% in 2000 as compared to 91% in 1999 due to improved margins on spare parts shipped and decreased warranty costs. Other product cost of revenues as a percent of other product revenues increased to 106% in 2000 from 98% in 1999 due to decreased sales to external customers.

Operating expenses for the three months of 2000 increased to $4,814,000, or 42% of revenues, compared to $4,084,000, or 78% of revenues in 1999. Research and development expenses of $1,881,000 in 2000 increased from $1,808,000 in 1999 due an increase in materials for new product development programs. Marketing and sales expenses increased to $1,945,000 in 2000 from $1,168,000 in 1999 primarily due to increases in promotional activities and headcount to establish a larger sales and marketing organization to better serve the growing EBT market. Administrative expenses increased to $953,000 in 2000 from $806,000 in 1999 due primarily to an increase in investor relations expenses. Goodwill amortization amounting to $35,000 and $20,000 in 2000 and 1999, respectively, represent the amortized portion of goodwill related to the acquisition of Caral. Restructuring charges of $282,000 in 1999 relates to severance and related benefits paid by the Company during the first quarter of 1999 as part of its reorganization plan.

Other income increased to $107,000 for the three months ending March 31, 2000 from $12,000 in the comparable period of 1999. The increase was attributable to higher cash balances and investments in interest-bearing securities. Interest expense represents interest incurred on capital lease obligations on certain office equipment.
================================================================================

FORM 10-Q                              IMATRON INC.               MARCH 31, 2000
================================================================================
Discontinued operation:

On July 13, 1998, the Company announced its intention to divest its HeartScan subsidiary. Accordingly, the Company restated its financial statements to reflect the classification of HeartScan as a discontinued operation for all periods presented.

During the three months of 2000 and 1999, the Company reported a loss from its discontinued operation of $163,000 and income of $802,000, respectively, which relates to the discontinued operations of the HeartScan subsidiary. Income from discontinued operations in 1999 was due to the gain on sale of the San Francisco center amounting to $802,000.

At the measurement date, the Company estimated that although a gain would be realized upon the ultimate sale, HeartScan would continue to incur operating losses through the disposal date. In the fourth quarter of 1998, the Company changed its strategy from selling HeartScan to a single buyer to that of selling the individual centers to buyers located in cities where the centers were located. As such, the Company reassessed its estimate of the gain on disposal to reflect the Company's change in strategy.

The Company expects that the discontinued operations will continue to operate at a loss through the disposal of its final center in Cascais, Portugal. However, management's current best estimate indicates that the disposal of the Cascais center will result in a gain. As of March 31, 2000, the Company adjusted its accrued loss and expected gain to reflect 2000 losses to be incurred of approximately $250,000 through the disposal date and a realized net gain on disposal of approximately $90,000.


Liquidity and Capital Resources:

At March 31,2000, working capital increased to $25,442,000 compared to December 31, 1999 working capital of $22,217,000. The current ratio increased to 2.9:1 at March 31, 2000 from 2.7:1 at December 31, 1999.

The Company's total assets increased to $43,805,000 for the three month period ending March 31, 2000 compared to December 31, 1999 total assets of $40,643,000. Cash, cash equivalents, and other short-term investments increased to $11,400,000 in 2000 from $11,197,000 in 1999 due primarily to proceeds realized from private placement, exercises of warrants and stock options, and an increase in scanner deposits, partially offset by an increase in inventory. Cash used by continuing operations was $1,948,000 for three months ended March 31, 2000 compared to cash used of $2,022,000 for the same period in 1999. Cash generated from net income, increase in scanner deposits, and a decrease in accounts receivable were offset by an increase in inventory purchases and reduction in accounts payable. Other primary sources of non-cash items included loss on discontinued operations and common stock issued for services in lieu of cash. The increase in inventory was due to increased production levels to meet anticipated shipments in the current fiscal year. The decrease in accounts payable resulted from accelerated payments to vendors to maintain balances on a more current basis. In 1999, cash generated from receivables and decreased inventory purchases were offset by a reduction in accounts payable. The decrease in accounts receivables was primarily due to payment of outstanding invoices. Accounts payable decreased as a result of a decrease in inventory purchases.
================================================================================

FORM 10-Q                              IMATRON INC.               MARCH 31, 2000
================================================================================

Cash used by discontinued operations was $152,000 for the three months ended March 31, 2000 compared to cash provided by discontinued operations of $78,000 during the same period in 1999. Loss from discontinued operations for the three month period ended March 31, 2000 was $163,000 compared to income of $802,000 for the same period in 1999. Income from discontinued operations in 1999 was due to the gain on sale of the San Francisco center, partially offset by a loss from operations of $594,000.

The Company's investing activities for the three months ended March 31, 2000 included purchases of marketable securities and equipment amounting to $2,062,000 and $220,000, respectively, offset by maturities of marketable securities amounting to $2,063,000. The Company's investing activities in 1999 included the acquisition of Caral amounting to $273,000 (net of cash acquired) and purchase of equipment totaling $158,000.

Cash provided by financing activities was $2,523,000 for the three month period ended March 31, 2000 as compared with $899,000 for the same period in 1999. Significant sources of cash in financing activities were proceeds of $2,493,000 and $925,000 from issuance of common stock through private placements and exercises of the Company's stock option and employee stock purchase plans during the three month period ended March 31, 2000 and 1999, respectively.

The Company's liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the cash requirements will fluctuate based on timing and extent of these factors, management believes that cash, and cash equivalents existing at March 31, 2000 and the estimated proceeds from ongoing sales of products and services in 2000 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 2000.

The Company expects to devote substantial capital resources to research and development, to support a direct sales force and marketing operations and to continue to support its manufacturing capacity and facilities. To satisfy the Company's capital and operating requirements beyond 2000, profitable operations, additional public or private financing or the incurrence of debt may be required. If future public or private financing is required by the Company, holder of the Company's securities may experience dilution. There can be no assurance that equity or debt sources, if required, will be available or, if available, will be on terms favorable to the Company or its shareholders. The Company does not believe that inflation has had a material effect on its revenues or results of operations.

YEAR 2000 COMPLIANCE

The Company successfully completed the final phase of its conversion to MK in August 1999.The Company has not experienced any significant business disruptions as a result of Year 2000 issues, nor has it incurred material expenditures. The Company will continue to monitor its internal operating systems as well as third parties with whom the Company does business, to identify and address any potential risk situations related to Year 2000. However, there can be no assurance that the Company will not be adversely affected by these suppliers and service providers in the future, and that these expenditures will not be material.

================================================================================

FORM 10-Q                              IMATRON INC.               MARCH 31, 2000
================================================================================

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In the past the Company has held investments consisting of interest bearing investment grade instruments consistent with the Company's investment portfolio. The Company has also entered into credit facilities and leasing arrangements. At March 31, 2000, the Company had money market mutual funds, certificates of deposit and commercial paper which mature in less than twelve months. Additionally, the Company maintained leases for other equipment that have been accounted for as capital leases with a total obligation of $148,000 as of March 31, 2000.

The Company's foreign sales are denominated in U.S. Dollars.

The Company does not believe that it is subject to any material exposure to interest rate, foreign currency or other market risks.

================================================================================

FORM 10-Q                              IMATRON INC.               MARCH 31, 2000
================================================================================



PART II.          OTHER INFORMATION


Item 1.           Legal Proceedings

                  Not applicable.

Item 2.           Changes in Securities

                  Not applicable.

Item 3.           Defaults upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a vote of Security Holders

                  None.

Item 5.           Other Information

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K Exhibits:

                  No. 27 - Financial Data Schedule as of March 31, 2000.

                  Form 8-K Reports:  None.

================================================================================

FORM 10-Q                              IMATRON INC.               MARCH 31, 2000
================================================================================


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 8, 2000


                                  IMATRON INC.
                                  (Registrant)




                                  _________
                                  Frank Cahill
                                  Chief Financial Officer/
                                  Vice President - Finance &  Administration


================================================================================