Form 10-Q
period 2000-06-30
IMATRON INC
filed 2000-08-14
CIK 720477

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2000
================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.


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

                           Yes   ______X______     No_________


At July 20, 2000, 104,369,237 shares of the Registrant's common stock (no par value) were issued and outstanding.



                            Total Number of Pages: 16

================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2000
================================================================================




                                  IMATRON INC.
                                Table of Contents


PART 1 FINANCIAL INFORMATION                                             PAGE


Item 1. Condensed Consolidated Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets
        June 30, 2000 and December 31, 1999.                               3

        Condensed Consolidated Statements of Operations
        Three and Six-Month Periods Ended
        June 30, 2000 and 1999.                                            4

        Condensed Consolidated Statements of Cash Flows
        Six-Month Periods Ended
        June 30, 2000 and 1999.                                            5

        Notes to Condensed Consolidated Financial Statements.              6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               11

Item 3. Quantitative and Qualitative Disclosures about Market Risks.      14

PART II. OTHER INFORMATION                                                15

         SIGNATURES                                                       16


================================================================================

FORM 10-Q                                                     IMATRON INC.                                             JUNE 30, 2000
====================================================================================================================================


                                                       IMATRON INC.
                                          Condensed Consolidated Balance Sheets
                                                       (In thousands)
                                                         (unaudited)

                                                                                          June 30,           December 31,
ASSETS                                                                                       2000                1999
                                                                                       -----------------    ---------------


Current assets
    Cash and cash equivalents                                                          $          8,081     $      9,198
    Short term investments                                                                        1,998            1,999
    Accounts receivable (net of allowance for doubtful accounts of $2,468 and
           Trade accounts receivable                                                             10,340            8,570
           Accounts receivable from joint venture                                                   641              582
    Inventories                                                                                  18,701           12,965
    Prepaid expenses                                                                              1,021            1,030
    Net current assets of discontinued operations                                                     -            1,019
                                                                                       -----------------    ---------------

Total current assets                                                                             40,782           35,363

Property and equipment, net                                                                       3,492            2,900
Goodwill, net                                                                                     1,171            1,242
Other assets                                                                                        476              669
Long-term net assets of discontinued operations                                                     417              469
                                                                                       -----------------    ---------------

Total assets                                                                           $         46,338     $     40,643
                                                                                       =================    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                   $          2,597     $      2,998
    Other accrued liabilities                                                                    11,429           10,118
    Capital lease obligations - due within one year                                                  33               30
    Net current liabilities of discontinued operations                                              339                -
                                                                                       -----------------    ---------------

Total current liabilities                                                                        14,398           13,146

Deferred income on sale leaseback transactions                                                      321              367
Deferred income on service contract                                                                 120              180
Capital lease obligations                                                                           100              125
                                                                                       -----------------    ---------------

Total liabilities                                                                                14,939           13,818
                                                                                       -----------------    ---------------

Minority interest                                                                                    75               93
                                                                                       -----------------    ---------------

Shareholders' equity
Common stock, no par value; 150,000 shares authorized; 104,301 and 100,042 shares               127,594          121,566
Additional paid-in capital                                                                        9,674            9,399
Deferred compensation                                                                              (40)                -
Notes receivable from shareholders                                                              (3,113)            (150)
Accumulated deficit                                                                           (102,791)        (104,083)
                                                                                       -----------------    ---------------

Total shareholders' equity                                                                       31,324            26,732
                                                                                       -----------------    ----------------

Total liabilities and shareholders' equity                                             $         46,338     $      40,643
                                                                                       =================    ================

                 The accompanying notes are an integral part of these consolidated financial statements.

================================================================================

FORM 10-Q                                                     IMATRON INC.                                             JUNE 30, 2000
====================================================================================================================================

                                                             IMATRON INC.
                                            Condensed Consolidated Statements of Operations
                                               (In thousands, except per share amounts)
                                                                           Three Months ended                 Six Months ended
                                                                                June 30,                          June 30,
                                                                     -------------------------------   -----------------------------
                                                                         2000             1999              2000            1999
Revenues                                                                      (unaudited)                       (unaudited)
   Product sales                                                     $      13,554   $        6,394    $       23,162   $      9,742
   Service                                                                   1,703            1,763             3,318          3,380
   Other product sales                                                         260              123               385            388
                                                                     --------------   --------------   ---------------  ------------

        Total revenue                                                       15,517            8,280            26,865         13,510
                                                                     --------------   --------------   ---------------  ------------

Cost of revenues
   Product sales                                                             7,463            4,346            12,508          7,579
   Service                                                                   1,513            1,293             2,560          2,763
   Other product sales                                                         238              147               370            406
                                                                     --------------   --------------   ---------------  ------------

        Total cost of revenues                                               9,214            5,786            15,438         10,748
                                                                     --------------   --------------   ---------------  ------------

Gross profit                                                                 6,303            2,494            11,427          2,762
                                                                     --------------   --------------   ---------------  ------------


Operating expenses
   Research and development                                                  1,943            1,659             3,824          3,467
   Marketing and sales                                                       1,992            1,086             3,937          2,254
   General and administrative                                                1,324              528             2,277          1,334
   Goodwill amortization                                                        36               49                71             69
   Restructuring charges                                                         -                -                 -            282
                                                                     --------------   --------------   ---------------  ------------

        Total operating expenses                                             5,295            3,322            10,109          7,406
                                                                     --------------   --------------   ---------------  ------------

Operating income (loss)                                                      1,008            (828)             1,318        (4,644)

Interest and other income                                                      186               18               293             27
Interest expense                                                               (7)             (46)              (13)           (87)
                                                                     --------------   --------------   ---------------  ------------

Income (loss) from continuing operations before provision for

Provision for income taxes                                                       -              -                 -               -
                                                                     --------------   --------------   ---------------  ------------

Income (loss) from continuing operations                                     1,187            (856)             1,598        (4,704)

 Loss from discontinued operations                                           (143)          (1,071)             (306)          (266)
                                                                     --------------   --------------   ---------------  ------------

Net income (loss)                                                    $      1,044     $     (1,927)    $        1,292   $    (4,970)
                                                                     ==============   ==============   ===============  ============

Net income (loss) per common share:

    Income (loss) from continuing operations - basic and diluted
                                                                     $        0.01    $      (0.01)    $         0.01   $     (0.05)
                                                                     ==============   ==============   ===============  ============

    Loss from discontinued operations - basic and diluted            $        0.01    $      (0.01)    $         0.00   $     (0.00)
                                                                     ==============   ==============   ===============  ============

    Net income (loss) - basic and diluted                            $        0.01    $      (0.02)    $         0.01   $     (0.05)
                                                                     ==============   ==============   ===============  ============

Number of shares used in basic per share calculations                       102,280          92,064           101,480         90,931
                                                                     ===============  ==============   ===============  ============

Number of shares used in diluted per share calculations                     107,366          92,064           106,890         90,931
                                                                     ===============  ==============   ===============  ============

                       The accompanying notes are an integral part of these consolidated financial statements.

================================================================================

FORM 10-Q                                                     IMATRON INC.                                             JUNE 30, 2000
====================================================================================================================================


                                                             IMATRON INC.
                                                 Consolidated Statements of Cash Flows
                                                            (In thousands)
                                                                                           Six Months Ended June 30,
                                                                                           2000                  1999
                                                                                   ---------------------  --------------------
                                                                                                  (Unaudited)

Cash flows from operating activities:
   Net income (loss)                                                               $              1,292   $           (4,970)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                                366                   505
       Net loss from discontinued operations                                                        306                   266
       Goodwill amortization                                                                         71                    69
       Common stock issued for services                                                             292                   486
       Non-cash compensation expense                                                                 68                     -
       Loss on disposal of assets                                                                   237                    22
   Changes in operating assets and liabilities:
       Accounts receivable                                                                      (1,829)                   432
       Inventories                                                                              (5,736)                 2,516
       Prepaid expenses                                                                             176                   (4)
       Other assets                                                                                 193                   255
       Accounts payable                                                                           (401)               (1,673)
       Other accrued liabilities                                                                  1,311                   657
       Deferred income                                                                            (106)                 (372)
                                                                                   ---------------------  --------------------

Net cash used in operating activities:                                                          (3,760)               (1,811)
Net cash provided by discontinued operations                                                      1,086                 1,429
                                                                                   ---------------------  --------------------
                                                                                                (2,674)                 (382)
                                                                                   ---------------------  --------------------
Cash flows from investing activities:
   Capital expenditures                                                                         (1,195)                 (548)
   Acquisition of subsidiary, net of cash acquired                                                   -                  (273)
   Purchases of available-for-sale securities                                                   (2,062)                    -
   Maturities of available-for-sale securities                                                    2,063                    -
                                                                                   ---------------------  --------------------
Net cash used in investing activities                                                           (1,194)                 (821)
                                                                                   ---------------------  --------------------

Cash flows from financing activities:
   Payments of obligations under capital leases                                                    (22)                 (891)
   Repayment of loans by shareholders                                                                37                    -
   Proceeds from issuance of common stock                                                         2,736                 4,351
                                                                                   ---------------------  --------------------
Net cash provided by financing activities                                                         2,751                 3,460
                                                                                   ---------------------  --------------------

Net (decrease) increase in cash and cash equivalents                                            (1,117)                 2,257
Cash and cash equivalents, at beginning of the period                                             9,198                 1,445
                                                                                   =====================  ====================
Cash and cash equivalents, at end of the period                                    $              8,081   $             3,702
                                                                                   =====================  ====================

Supplemental Disclosure of Noncash Investing and Financing Activities:

   Cash paid for interest on capital lease obligations:
       Continuing operations                                                       $                13    $                 87
                                                                                   ===================    ====================

       Discontinued operations                                                     $                10    $                160
                                                                                   ===================    ====================

   Notes receivable from shareholder                                               $             3,000    $                  -
                                                                                   ===================    ====================

   Deferred compensation for warrants issued to non-employees                      $                60    $                  -
                                                                                   ===================    ====================

   Prepaid expense for stock options issued to non-employees                       $               174    $                  -
                                                                                   ===================    ====================

                        The accompanying notes are an integral part of these consolidated financial statements.

================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2000
================================================================================
                                  IMATRON INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that
may  be  expected  for  the  year  ended  December  31,  2000.  These   interim
financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1999.
Certain reclassifications have been made to the 1999 amounts to conform to the current period presentation.

Note 2 - BASIS OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts of Imatron Inc. ("Imatron") and all its subsidiaries (collectively, the "Company"), after elimination of all intercompany transactions and accounts.
On July-13, 1998, the Company adopted a formal plan to sell its HeartScan subsidiary in order for the Company to focus more comprehensively on the core business of manufacturing and servicing quality EBT scanners. For all periods presented, the financial statements reflect the Company's HeartScan segment as a discontinued operation.
On January 6, 1999, Imatron acquired a 100% interest in Caral Manufacturing ("Caral") in an acquisition accounted for under the purchase method of accounting. Beginning January 6, 1999, the financial position and operating results of Caral were consolidated with those of the Company.

Note 3 - NEW ACCOUNTING PRONOUNCEMENTS

NEW ACCOUNTING STANDARDS

In  June 1998, the  FASB  issued  Statement  of  Financial  Accounting  Standard
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects that the adoption of SFAS No. 133, as amended, will not have a material impact on its consolidated financial position, results of operations, or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2001.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A , which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B which deferred the effective date of SAB 101 until the last quarter of fiscal years beginning after December 15, 1999. The Company is currently reviewing the impact of SAB 101 on its financial position and results of operations.

In March 2000, the EITF published their consensus on EITF Issue No. 00-2, Accounting for Web Site Development Costs, which outlines the accounting criteria for costs related to the development of web sites. The Company will be required to adopt EITF Issue No. 00-2 in fiscal quarters beginning after June 30, 2000. The Company does not expect that the adoption of this accounting pronouncement will have a material impact on its consolidated financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion
No. 25.  This Interpretation  clarifies  the  application  of  Opinion 25   for
certain  issues: (a) the definition   of  employee  for  purposes  of  applying
Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the
accounting  for an  exchange  of  stock  compensation  awards  in  a   business
combination. Generally, this Interpretation is effective July 1, 2000. The Company does not expect the adoption of Interpretation No. 44 to have a material effect on its consolidated financial position or results of operations.
================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2000
================================================================================
Note 4 - inventories

Inventories were as follows:
                                            June 30,           December 31,
                                              2000               1999
                                       -----------------     ----------------
                                                   (In thousands)

Purchased parts and sub-assemblies            $ 4,704            $ 4,272
Service parts                                   2,436              1,747
Work-in-progress                                7,362              4,718
Finished products                               4,199              2,228
                                       -----------------     ----------------
                                             $ 18,701           $ 12,965
                                       ==================    ================


Note 5 - NET INCOME (LOSS) PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding, and diluted earnings per share is computed based on the weighted average number of common shares outstanding and, when dilutive, potential common shares outstanding using the treasury stock method.

Stock options and warrants have not been included in the loss per share computation in 1999 as their effect would have been antidilutive.The computation of basic and diluted earnings per share for both continuing and discontinued operations for the periods ended June 30, 2000 and 1999, are as follows:

                                                                       Three Months ended June 30,         Six Months ended
                                                                                                               June 30,
                                                                     -----------------------------  ----------------------------
                                                                          2000            1999            2000           1999
                                                                     ------------    ------------   -------------   ------------
                                                                                (In thousands, except per share amounts)

Income (loss) from continuing operations                             $      1,187    $      (856)   $      1,598    $    (4,704)
                                                                     ============    ============   =============   ============

Loss from discontinued operations                                    $       (143)   $    (1,071)   $       (306)   $      (266)
                                                                     ============    ============   =============   ============

Net income (loss)                                                    $      1,044    $     (1,927)  $      1,292    $    (4,970)
                                                                     ============    ============   =============   ============

Weighted average common shares - basic                                    102,280          92,064        101,480         90,931
                                                                     ============    ============   =============   ============

Options and warrants included in the diluted calculation                    5,086               -          5,410              -
                                                                     ============    ============   =============   ============

Weighted average common shares - diluted                                  107,366          92,064        106,890         90,931
                                                                     ============    ============   =============   ============

Basic income (loss) per share:
     Income (loss) from continuing operations                        $       0.01    $      (0.01)  $       0.02    $     (0.05)
                                                                     ============    ============   =============   ============

     Loss from discontinued operations                               $       0.00    $      (0.01)  $       0.00    $     (0.00)
                                                                     ============    ============   =============   ============

     Net income (loss)                                               $       0.01    $      (0.02)  $       0.02    $     (0.05)
                                                                     ============    ============   =============   ============
Diluted income (loss) per share:
     Income (loss) from continuing operations                        $       0.01    $      (0.01)  $       0.01    $     (0.05)
                                                                     ============    ============   =============   ============

     Income (loss) from discontinued operations                      $       0.00    $      (0.01)  $       0.00    $     (0.00)
                                                                     ============    ============   =============   ============

     Net income (loss)                                               $       0.01    $      (0.02)  $        0.01   $     (0.05)
                                                                     ============    ============   =============   ============

Antidilutive options and warrants not included in calculation               8,569          13,530           8,522        13,518
                                                                     ============    ============   =============   ============

================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2000
================================================================================

Note 6 - ENTERPRISE WIDE SEGMENT DISCLOSURES

The Company operates in three industry segments. Imatron operates in one industry segment in which it designs, manufactures, services and markets a computed tomography scanner; HeartScan operates centers that perform the coronary artery scan procedures; and Caral engages in the business of machining and fabrication of metal and plastic components. The Company is currently selling its interests in HeartScan
(see Note-7).

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

The following table  summarizes the results of operations for the Company's two
major continuing  business  segments  for   six  month  periods  ended June 30,
(in thousands):

                                                     Imatron                 Caral         Eliminations      Consolidated
                                                ------------------    -----------------    -------------    -----------------
2000:
Revenues from external customers                $        26,480       $          385       $          -     $       26,865
Intersegment revenues                                                          1,052             (1,052)
Total revenue                                            26,480                1,437             (1,052)            26,865
Operating income                                          1,217                  101                  -              1,318
Total assets as of June 30, 2000                         45,828                  827               (734)            45,921

1999:
Revenues from external customers                $        13,122       $          388       $          -     $       13,510
Intersegment revenues                                                            274               (274)
Total revenue                                            13,122                  662               (274)            13,510
Operating loss                                           (4,503)                (114)               (27)            (4,644)
Total assets as of June 30, 1999                         30,875                  465               (544)            30,796

================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2000
================================================================================
Note 7 - DISCONTINUED OPERATION - SALE OF HEARTSCAN SUBSIDIARY

On July-13, 1998 (the measurement date), the Company adopted a formal plan to sell its HeartScan subsidiary in order for the Company to focus on its core business of manufacturing, marketing/selling, and servicing the Company's
proprietary   EBT scanners.  Accordingly,   the   operating  results   of   the
HeartScan   operations  are   reflected  as  discontinued  operations  for   all
periods   presented  in  the  Company's  statements  of  operations  and  as net assets (liabilities) of discontinued operations in the June 30, 2000 and December 31, 1999 balance sheets.

HeartScan statements of operations data for the periods ended June 30, 1999 and 1998 are as follows (in thousands):

                                                                       Three Months ended               Six Months ended
                                                                ---------------------------    ----------------------------
                                                                       2000            1999           2000            1999
                                                                ------------    ------------    -----------    -------------
 Revenues                                                       $       -       $      540      $      -       $     1,250
 Costs and expenses                                                  (143)          (1,176)          (306)          (2,576)
                                                                ------------    ------------    -----------    -------------

 Loss before income taxes                                            (143)            (636)          (306)          (1,326)
 Gain on sale of assets of discontinued operations                      -             (435)             -            1,060
 Provision for income taxes                                             -               -               -                -
                                                                ------------    ------------    -----------    -------------
 Loss from discontinued operations                              $     (143)     $    (1,071)    $     (306)    $      (266)
                                                                ============    ============    ===========    =============

HeartScan  statements of  operations  include   costs   of   sales  related  to
transactions with Imatron in the amount of $90,000 and $200,000 for three and six months ending June 30, 999, respectively. There were no such transactions in 2000.


A summary of the net assets of discontinued operation is as follows:

                                                                                 June 30,               December 31,
                                                                                   2000                     1999
                                                                           ----------------------   ----------------------
                                                                              (In thousands, except per share amounts)


Cash and cash equivalents                                                  $                  -     $              1,245
Accounts receivable - net and other current assets                                            8                      110
Other current liabilities                                                                   (28)                     (21)
Lease obligations - current portion                                                        (319)                    (315)
                                                                           ----------------------   ----------------------

Net current assets (liabilities) of discontinued operation                                 (339)                   1,019
                                                                           ----------------------   ----------------------
Property, plant and equipment, net                                                        1,253                    1,360
Lease obligations - long-term portion                                                      (836)                    (891)
                                                                           ----------------------   ----------------------
Long-term net assets of discontinued operation                            $                 417     $                469
                                                                           ======================   ======================

================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2000
================================================================================

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

On February-10, 1999, the Company sold its HeartScan - San Francisco center and related C-150 scanner and other equipment. Proceeds from sale were $1,500,000 resulting in a net gain of approximately $1,396,000.

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

The Company expects that the discontinued operations will continue to operate at a loss through the disposal date of its final center in Cascais, Portugal. As of June 30, 2000, the Company adjusted its accrued loss and expected gain to reflect 2000 losses to be incurred of approximately $400,000 through the disposal date and a realized net gain on disposal of approximately $100,000. The fiscal year 2000 losses represent scanner depreciation and interest expense on the scanner lease obligation and do not represent other operating expenses.

Note 8 - EQUITY TRANSACTIONS

In 2000, the Company raised $2,736,000 from exercises of stock options, warrants, and sale of its common stock, at an average price of $2.39 per share. The Company issued a total of 1,146,114 shares of its common stock in relation to these transactions. In addition, the Company issued warrants and options to purchase shares of the Company's common stock to certain consultants at $3.00 and $2.00 per share, respectively. The fair value of these securities estimated on the date of grant using the Black Scholes option-pricing model
was  approximately  $1.19  for  warrants  and  $1.74   for  options,  with  the
following assumptions: expected stock price volatility of 80.20%; risk-free interest rate of 6.25%; and an expected 10 year life. The valuation was recorded as an increase in additional paid in capital amounting to $234,000. The warrants were recorded as a debit to deferred compensation and amortized quarterly as vested, over one year period. The options were recorded as prepaid expense and amortized over two years, the term of the agreement.

During  the  second quarter of 2000, the President of the Company  exercised his
warrants  to   purchase   2,991,027   shares   of  the  Company's  common  stock
(see Note 9). These warrants were issued under the 1999 private placement offering of the Company's common stock.

Note 9 - NOTES RECEIVABLE FROM OFFICERS

At June 30, 2000, the Company held 2 notes receivable amounting to $3,000,000 and $113,000 (remaining balance to original loan of $336,000) from the Company's President and the Chief Executive Officer, respectively. These notes arose from transactions in 2000 and 1998, whereby the Company provided loans to purchase an aggregate of 3,591,027 shares of common stock. These shares were issued upon the exercise of warrants and stock options to purchase 2,991,027 and 600,000 shares of common stock, respectively. The loans have stated market interest rates and are full recourse. The receivables are shown on the balance sheet as a reduction in equity.

Note 10 - BONUS INCENTIVE PLAN

On June 12, 2000, the Company's shareholders approved the increase in the number of shares to be issued in any single year pursuant to the Stock Bonus Incentive Plan, from 400,000 common shares to 650,000 common shares.
================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2000
================================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following  discussion and analysis  should be read in conjunction   with the
Company's Condensed  Consolidated  Financial  Statements  and   related   Notes
thereto contained elsewhere with this document. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial

Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

Results of Continuing Operations:

                  Three months ended June 30, 2000 versus 1999

Total revenues for the three months ended June 30, 2000 of $15,517,000 increased $7,237,000 or 87% compared to revenues of $8,280,000 for the same period in 1999. Net product revenues increased to $13,554,000 in 2000 from $6,394,000 in 1999 due to shipment of 8 scanners in 2000 compared to 4 in 1999. Service revenues decreased to $1,703,000 in 2000 from $1,763,000 in 1999 due to a decrease in the number of service contracts maintained offset by an increase in spare parts shipped. Other product sales represent revenues from Caral's machining and fabrication services. Other product sales increased to $260,000 in 2000 from $123,000 in 1999 due to an increase in sales to external customers.

Total  cost of  revenues  as a percent  of  revenues  for  the  three  months of
2000  was  59%  as  compared  with  70% in 1999.  Product  cost of revenues as a
percent of product revenues  decreased   to 55% in 2000 from 68% in 1999 due to
higher margins on scanners shipped in 2000. The high cost of product sales in 1999 was due to lower production of new scanners, resulting in a higher portion of the fixed overhead of manufacturing facility being expensed to each scanner manufactured. Service cost of revenues as a percent of service increased to 89% in 2000 as compared to 73% in 1999 due to an increase in headcount to support applications training for scanners sold. Other product cost of revenues as a percent of other product revenues decreased to 92% in 2000 from 120% in 1999 due to increased sales to external customers.

Operating expenses for the three months of 2000 increased 59% to $5,295,000, or 34% of revenues, compared to $3,322,000, or 29% of revenues in 1999.
Research and development expenses of $1,943,000 in 2000 increased from $1,659,000 in 1999 due primarily to increased compensation paid to employees to remain competetive with the local economy. Marketing and sales expenses increased to $1,992,000 in 2000 from $1,086,000 in 1999 primarily due to increases in headcount and sales commissions resulting from increased scanner sales. Administrative expenses increased to $1,324000 in 2000 from $528,000 in 1999 due primarily to increases in headcount, bad debt provision relating to certain distributors and investor relation expenses. Goodwill amortization amounting to $36,000 and $49,000 in 2000 and 1999, respectively, represent the amortized portion of goodwill related to the acquisition of Caral.

Other income increased to $186,000 for the three months ending June 30, 2000 from $18,000 in the comparable period of 1999. The increase was attributable to higher cash balances and investments in interest-bearing securities. Interest expense represents interest incurred on capital lease obligations on certain office equipment.
================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2000
================================================================================


                      Six months ended June 30, 2000 versus 1999

Overall revenues for the six months ended June 30, 2000 of $26,865,000 increased $13,355,000 or 99% compared to revenues of $13,510,000 for the same period in 1999. Net product revenues increased to $23,162,000 in 2000 from $9,742,000 in 1999 due to shipment of 15 scanners in 2000 compared with 6 in 1999. Service revenues slightly decreased to $3,318,000 in 2000 from $3,380,000 in 1999 due to a decrease in the number of service contracts maintained offset by an increase in spare parts shipped. Other product sales represent revenues from Caral's machining and fabrication services. Other product sales decreased to $385,000 in 2000 from $388,000 in 1999 due to a slight decrease in sales to external customers.

Total cost of revenues as a percent of revenues for the first six months of 2000 was lower at 57% as compared with 80% in 1999. Product cost of revenues as a percent of product revenues decreased to 54% in 2000 from 78% in 1999 due to a combination of higher selling prices and lower unit cost due to increased production in 2000. Additionally, gross margins were adversely affected by a smaller build plan for the second quarter of fiscal 1999, due to the Company's effort to reduce finished goods inventory. With fewer units manufactured, the cost per unit increased. Service cost of revenues as a percent of service revenue decreased to 77% in 2000 from 82% in 1999 due to higher margins on spare parts shipped. Other product cost of revenues as a percent of other product revenues decreased to 96% in 2000 from 105% in 1999 due to manufacturing efficiencies of Caral's machining and fabrication segment.

Operating expenses for the six months of 2000 increased 36% to $10,109,000, or 38% of revenues, compared to $7,406,000, or 55% of revenues in 1999. Research and development expenses of $3,824,000 in 2000 increased from $3,467,000 in 1999 due to an increase in R&D projects being undertaken.
Marketing and sales expenses increased to $3,937,000 in 2000 from $2,254,000 in 1999 due primarily due to increases in headcount and sales commissions resulting from increased scanner sales. Administrative expenses increased to $2,277,000 in 2000 from $1,334,000 in 1999 due primarily to increases in headcount, bad debt provision relating to certain distributors, and investor relation expenses. Goodwill amortization amounting to $71,000 an $69,000 in 2000 and 1999, respectively, represent the amortized portion of goodwill related to the acquisition of Caral. Restructuring charges of $282,000 relates to severance and other benefits paid by the Company during the first quarter of 1999 as part of its reorganization plan.

Other income increased to $293,000 for the first six months of 2000 from $27,000 in the comparable period of 1999. The increase was attributable to a higher cash balances and investments in interest-bearing securities. Interest expense represents interest incurred on capital lease obligations on certain office equipment.


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

In 1999, the Company sold all its domestic centers for a net gain of $1,049,000. At December 31, 1999, the Company had one remaining center in Cascais, Portugal. The Company expects that the discontinued operations will continue to operate at a loss through the disposal of its final center. However, management's current best estimate indicates that the disposal of the Cascais center will result in a gain. As of June 30, 2000, the Company adjusted its accrued loss and expected gain to reflect 2000 losses to be incurred of approximately $400,000 through the disposal date and a realized net gain on disposal of approximately $100,000. The additional losses are primarily from scanner depreciation and interest expense on the scanner lease obligation and do not represent other operating expenses.
================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2000
================================================================================


Liquidity and Capital Resources:

At  June  30, 2000,  working  capital   increased  to  $26,384,000  compared  to
December 31, 1999 working capital of $22,217,000. The current ratio increased to 2.8:1 at June 30, 2000 compared to 2.7:1 at December 31, 1999.

The Company's total assets increased to $46,338,000 for the six month period ending June 30, 2000 compared to December 31, 1999 total assets of $40,643,000. Cash and cash equivalents and short-term investments decreased to $10,079,000 in 2000 from $11,197,000 in 1999 due primarily to the purchase of scanner materials, partially offset by increased proceeds realized from issuance of securities. Cash used in continuing operations increased to $3,760,000 for the six months ended June 30, 2000 compared to $1,811,000 during the same period in 1999 due to increases in receivables and inventory purchases offset by a reduction in accounts payable. The increase in accounts receivable was primarily due to an increase in revenues resulting from shipment of 15 scanners in 2000 compared to 6 scanners during the same period in 1999. The increase in inventory was due to increases in work-in-process and finished goods to meet anticipated scanner shipments. Accounts payable decreased as a result of accelerated payments to vendors to maintain balances on a more current basis.

Cash provided by discontinued operations decreased to $1,086,000 for the six months ended June 30, 2000 compared to $1,429,000 during the same period in 1999 due to the net proceeds realized from the sale of the HeartScan centers in 1999. Net loss from discontinued operations for the six month period ended June 30, 2000 increased to $306,000 as compared to $266,000 for the same period in 1999. The increase in net loss was due to the $1,060,000 net gain realized on the sale of the assets in 1999 and the decrease in operating losses in 2000. The gain on sale of assets in 1999 relates to the net gain recognized from the sale of HeartScan-San Francisco center to International Technology Group offset by loss from sale of HeartScan-Pittsburgh to University of Pittsburgh Medical Center. The decrease in operating losses was due to the closure of all HeartScan domestic centers which were consistently operating at a loss.

The Company's investing activities for the six months ended June 30, 2000 included purchases of capital equipment and marketable securities amounting to $1,195,000 and $2,062,000, respectively, offset by maturities of marketable securities in the amount of $2,063,000. The Company's investing activities in 1999 included acquisition of Caral amounting to $273,000 (net of cash acquired) and purchase of equipment totaling $548,000.

Cash provided by financing activities was $2,751,000 for the six month period ended June 30, 2000 as compared with $3,460,000 for the same period in 1999. Significant sources of cash in financing activities were proceeds of $2,736,000 and $4,351,000 from sale of common stock and exercise of stock options and warrants during the six month period ended June 30, 2000 and 1999, respectively.

The Company's liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the cash requirements will fluctuate based on timing and extent of these factors, management believes that cash, and cash equivalents existing at June 30, 2000 and the estimated proceeds from ongoing sales of products and services in 2000 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 2000.

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

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2000
================================================================================

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In the past the Company has held investments consisting of interest bearing investment grade instruments consistent with the Company's investment portfolio. The Company has also entered into credit facilities and leasing arrangements. At June 30, 2000, the Company had money market mutual funds, certificates of deposit and commercial paper which mature in less than six months. Additionally, the Company maintained leases for a scanner and other equipment that have been accounted for as capital leases with a total obligation of $133,000 as of June 30, 2000.

The Company's foreign sales are denominated in U.S. Dollars.

The Company does not believe that it is subject to any material exposure to interest rate, foreign currency or other market risks.

================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2000
================================================================================


PART II.          OTHER INFORMATION


Item 1.           Legal Proceedings

                  Not applicable.

Item 2.           Changes in Securities
Item 3.           Defaults upon Senior Securities
Item 4.           Submission of Matters to a vote of Security Holders
Item 5.                           Other Information
Item 6.           Exhibits and Reports on Form 8-K Exhibits:

                  No. 27 - Financial Data Schedule as of June 30, 2000.

                  Form 8-K Reports:  None.


================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2000
================================================================================

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 8, 2000


                                       IMATRON INC.
                                       (Registrant)



                                        Frank Cahill
                                        Vice President, Finance/Administration,
                                        Chief Financial Officer and Secretary



================================================================================