Form 10-Q
period 2000-09-30
IMATRON INC
filed 2000-11-14
CIK 720477

FORM 10-Q                         IMATRON INC.               SEPTEMBER  30, 2000
================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.


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

                                Yes____ X____ No_________


At October 25, 2000, 104,500,843 shares of the Registrant's common stock (no par value) were issued and outstanding.



                            Total Number of Pages: 17

================================================================================

FORM 10-Q                         IMATRON INC.               SEPTEMBER  30, 2000
================================================================================






                                  IMATRON INC.
                                Table of Contents
PART 1.  FINANCIAL INFORMATION                                              PAGE

Item 1.    Unaudited Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets - September 30, 2000 and
           December 31, 1999.                                                  3


           Condensed Consolidated Statements of Operations  - Three and Nine-
           Month Periods Ended September 30, 2000 and 1999.                    4


           Condensed Consolidated Statements of Cash Flows - Nine-Month
           Periods Ended September 30, 2000 and 1999.                          5


           Notes to Condensed Consolidated Financial Statements.               6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                               12





Item 3.    Quantitative and  Qualitative Disclosures about Market
           Risks.                                                             15





PART II. OTHER INFORMATION                                                    16





         SIGNATURES                                                           17

================================================================================

FORM 10-Q                                                    IMATRON INC.                                        SEPTEMBER  30, 2000
====================================================================================================================================

                                                             IMATRON INC.
                                                Condensed Consolidated Balance Sheets
                                                            (In thousands)
                                                              (unaudited)

                                                                                           September 30,     December 31,
ASSETS                                                                                          2000             1999
------                                                                                     -------------    -------------
Current assets
    Cash and cash equivalents                                                              $     10,377     $      9,198
    Short term investments                                                                          461            1,999
    Accounts receivable, net :
           Trade accounts receivable                                                             10,028            8,570
           Accounts receivable from joint venture                                                   874              582
    Inventories                                                                                  18,739           12,965
    Prepaid expenses                                                                              1,756            1,030
    Net current assets of discontinued operations                                                    --            1,019
                                                                                           -------------    -------------

Total current assets                                                                             42,235           35,363

Property and equipment, net                                                                       3,443            2,900
Goodwill, net                                                                                     1,136            1,242
Other assets                                                                                        470              669
Long-term net assets of discontinued operations                                                     427              469
                                                                                           -------------    -------------

Total assets                                                                               $     47,711     $     40,643
                                                                                           =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                       $      1,898     $      2,998
    Other accrued liabilities                                                                    11,677           10,118
    Capital lease obligations - due within one year                                                  34               30
    Net current liabilities of discontinued operations                                              353               --
                                                                                           -------------    -------------

Total current liabilities                                                                        13,962           13,146

Deferred income on sale leaseback transactions                                                      298              367
Deferred income on service contract                                                                  90              180
Capital lease obligations                                                                            91              125
                                                                                           -------------    -------------

Total liabilities                                                                                14,441           13,818
                                                                                           -------------    -------------

Minority interest                                                                                    71               93
                                                                                           -------------    -------------

Shareholders' equity
    Common stock                                                                                127,872          121,566
    Additional paid-in capital                                                                    9,694            9,399
    Deferred compensation                                                                           (40)              --
    Notes receivable from shareholders                                                           (3,113)            (150)
    Accumulated deficit                                                                        (101,214)        (104,083)
                                                                                           -------------    -------------

Total shareholders' equity                                                                       33,199           26,732
                                                                                           -------------    -------------

Total liabilities and shareholders' equity                                                 $     47,711     $     40,643
                                                                                           =============    =============

[FN]
                 The accompanying notes are an integral part of these consolidated financial statements.

================================================================================


FORM 10-Q                                                    IMATRON INC.                                        SEPTEMBER  30, 2000
====================================================================================================================================
                                                             IMATRON INC.
                                            Condensed Consolidated Statements of Operations
                                               (In thousands, except per share amounts)
                                                              (unaudited)
                                                                         Three Months ended                 Nine Months ended
                                                                            September 30,                     September 30,
                                                                     -----------------------------     -----------------------------
                                                                        2000             1999              2000            1999
                                                                     ------------     ------------     ------------     ------------
Revenues
   Product sales                                                     $    15,549      $     9,363      $     8,711      $    19,105
   Service                                                                 2,012            1,590            5,330            4,970
   Other product sales                                                       244              147              629              535
                                                                     ------------     ------------     ------------     ------------
         Total revenue                                                    17,805           11,100           44,670           24,610
                                                                     ------------     ------------     ------------     ------------
Cost of revenues
   Product sales                                                           8,856            6,285           21,364           13,864
   Service                                                                 1,538            1,589            4,098            4,352
   Other product sales                                                       216              144              586              550
                                                                     ------------     ------------     ------------   --------------
        Total cost of revenues                                            10,610            8,018           26,048           18,766
                                                                     ------------     ------------     ------------   --------------

Gross profit                                                               7,195            3,082           18,622            5,844
                                                                     ------------     ------------     ------------   --------------

Operating expenses
   Research and development                                                2,455            1,713            6,279            5,180
   Marketing and sales                                                     1,865            1,664            5,802            3,918
   General and administrative                                              1,281              561            3,558            1,895
   Goodwill amortization                                                      36               35              107              104
   Restructuring charges                                                      --               --               --              282
                                                                     ------------     ------------     ------------   --------------
        Total operating expenses                                           5,637            3,973           15,746           11,379
                                                                     ------------     ------------     ------------   --------------

Operating income (loss)                                                    1,558             (891)           2,876          ( 5,535)

Interest and other income                                                     81              112              374              139
Interest expense                                                              (4)             (14)             (17)            (101)
                                                                     ------------     ------------     ------------   --------------

Income (loss) from continuing operations before provision for
       income taxes                                                        1,635             (793)           3,233           (5,497)

Provision for income taxes                                                    --               --               --               --
                                                                     ------------     ------------     ------------   --------------
Income (loss) from continuing operations                                   1,635             (793)           3,233           (5,497)

 Loss from discontinued operations                                           (58)            (868)            (364)          (1,134)
                                                                     ------------     ------------     ------------     ------------

Net income (loss)                                                    $     1,577      $    (1,661)     $     2,869      $    (6,631)
                                                                     ============     ============    =============     ============

Net income (loss) per share:
    Income (loss) from continuing operations - basic and
       diluted                                                       $      0.02      $     (0.01)     $      0.03      $     (0.06)
                                                                     ============     ============     ============     ============
    Loss from discontinued operations - basic and diluted            $     (0.00)     $     (0.01)     $     (0.00)     $     (0.01)
                                                                     ============     ============     ============     ============
    Net income (loss) - basic                                        $      0.02      $     (0.02)     $      0.03      $     (0.07)
                                                                     ============     ============     ============     ============
    Net income (loss) - diluted                                      $      0.01      $     (0.02)     $      0.03      $     (0.07)
                                                                     ============     ============     ============     ============

Number of shares used in basic per share calculations                    104,414           97,642          102,458           93,168
                                                                     ============     ============     ============     ============

Number of shares used in diluted per share calculations                  107,178           97,642          107,183           93,168
                                                                     ============     ============     ============     ============

 [FN]
The accompanying notes are an integral part of these consolidated financial statements.

================================================================================


FORM 10-Q                                                    IMATRON INC.                                        SEPTEMBER  30, 2000
====================================================================================================================================


                                                             IMATRON INC.
                                            Condensed Consolidated Statements of Cash Flows
                                                            (In thousands)
                                                              (unaudited)

                                                                                        Nine Months Ended September 30,
                                                                                      ----------------------------------------
                                                                                           2000                  1999
                                                                                      ------------------  --------------------


Cash flows from operating activities:
   Net income (loss)                                                                  $           2,869   $            (6,631)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                                580                   701
       Net loss from discontinued operations                                                        364                 1,134
       Goodwill amortization                                                                        107                   104
       Common stock issued for services                                                             425                   640
       Options and warrants issued for services                                                     110                    10
       Loss on disposal of assets                                                                   246                    22
   Changes in operating assets and liabilities:
       Accounts receivable, net                                                                  (1,750)                2,321
       Inventories                                                                               (5,774)                3,717
       Prepaid expenses and other assets                                                           (383)                  916
       Accounts payable                                                                          (1,100)               (2,249)
       Other accrued liabilities                                                                  1,559                 1,337
       Deferred income                                                                            (159)                  (481)
                                                                                      ------------------  --------------------
Net cash provided by (used in) operating activities:                                             (2,906)                1,541
Net cash provided by discontinued operations                                                      1,028                 1,467
                                                                                      ------------------  --------------------
                                                                                                 (1,878)                3,008
                                                                                      ------------------  --------------------
Cash flows from investing activities:
   Capital expenditures                                                                          (1,369)                 (893)
   Acquisition of subsidiary, net of cash acquired                                                   --                  (273)
   Purchases of available-for-sale securities                                                    (2,523)               (2,044)
   Maturities of available-for-sale securities                                                    4,061                    --
                                                                                      ------------------  --------------------
Net cash (used in) provided by investing activities:                                                169                (3,210)
                                                                                      ------------------  --------------------

Cash flows from financing activities:
   Payments of obligations under capital leases                                                     (30)               (1,460)
   Repayment of loans by stockholders                                                                37                    --
   Proceeds from issuance of common stock                                                         2,881                 7,473
                                                                                      ------------------  --------------------
Net cash provided by financing activities                                                         2,888                 6,013
                                                                                      ------------------  --------------------

Net increase in cash and cash equivalents                                                         1,179                 5,811
Cash and cash equivalents, at beginning of the period                                             9,198                 1,445
                                                                                      ------------------  --------------------

Cash and cash equivalents, at end of the period                                       $          10,377   $             7,256
                                                                                      ==================  ====================

[FN]
The accompanying notes are an integral part of these consolidated financial statements.

================================================================================

FORM 10-Q                         IMATRON INC.               SEPTEMBER  30, 2000
================================================================================

                                  IMATRON INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1999.

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


Note 3 - NEW ACCOUNTING PRONOUNCEMENTS

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects that the adoption of SFAS No. 133, as amended, will not have a material impact on its consolidated financial position, results of operations, or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2001.

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

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No.
25. This Interpretation clarifies the application of Opinion 25 for certain issues: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,

================================================================================

FORM 10-Q                         IMATRON INC.               SEPTEMBER  30, 2000
================================================================================

(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Effective July 1, 2000, the Company adopted Interpretation No. 44. The adoption of this interpretation did not have any material effect on the Company's consolidated financial position or results of operations.


Note 4 - inventories

Inventories were as follows (in thousands):

                                             September 30,         December 31,
                                                   2000               1999
                                           ----------------     ----------------


Purchased parts and sub-assemblies                  $6,460            $ 4,272
Service parts                                        2,562              1,747
Work-in-progress                                     6,955              4,718
Finished products                                    2,762              2,228
                                           ----------------     ----------------

                                                  $ 18,739            $ 12,965
                                           ================     ================


Note 5 - NET INCOME (LOSS) PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding, and diluted earnings per share is computed based on the weighted average number of common shares outstanding and, when dilutive, potential common shares from exercises of options and warrants to purchase common stock, using the treasury stock method.

Stock options and warrants have not been included in the loss per share computations in 1999 as their effect would have been antidilutive. Options and warrants with the exercise price lower than the average market price of the common stock during the period have been included in the calculation of the diluted earnings per share for the three and nine months ended September 30, 2000. The computation of basic and diluted earnings per share for both continuing and discontinued operations for the periods ended September 30, 2000 and 1999, are as follows:

================================================================================


FORM 10-Q                                                    IMATRON INC.                                        SEPTEMBER  30, 2000
====================================================================================================================================




                                                                           Three Months ended              Nine Months ended
                                                                              September 30,                  September 30,
                                                                         --------------------------      ------------------------
                                                                            2000             1999             2000         1999
                                                                         ----------       ---------      ----------    ----------
                                                                                (In thousands, except per share amounts)

Income (loss) from continuing operations                                 $   1,635        $   (793)      $   3,233     $  (5,497)
                                                                         ==========       =========      ==========    ==========

Loss from discontinued operations                                        $     (58)       $   (868)      $    (364)    $  (1,134)
                                                                         ==========       =========      ==========    ==========

Net income (loss)                                                        $   1,577        $ (1,661)      $   2,869     $  (6,631)
                                                                         ==========       =========      ==========    ==========


Weighted average common shares - basic                                     104,414          97,642         102,458        93,168
                                                                         ==========       =========      ==========    ==========

Options and warrants included in the diluted calculation                     2,764              --           4,725            --
                                                                         ==========       =========      ==========    ==========

Weighted average common shares - diluted                                   107,178           97,642        107,183         93,168
                                                                         ==========       =========      ==========    ==========


Basic income (loss) per share:
     Income (loss) from continuing operations                            $    0.02        $  (0.01)      $    0.03     $   (0.06)
                                                                         ==========       =========      ==========    ==========

     Loss from discontinued operations                                   $    0.00        $  (0.01)      $    0.00     $   (0.01)
                                                                         ==========       =========      ==========    ==========

     Net income (loss)                                                   $    0.02        $  (0.02)      $    0.03     $   (0.07)
                                                                         ==========       =========      ==========    ==========

Diluted income (loss) per share:
     Income (loss) from continuing operations                            $    0.02        $  (0.01)      $    0.03     $   (0.06)
                                                                         ==========       =========      ==========    ==========
     Loss from discontinued operations                                   $   (0.00)       $  (0.01)      $   (0.00)    $   (0.01)
                                                                         ==========       =========      ==========    ==========

     Net income (loss)                                                   $    0.01        $  (0.02)      $    0.03     $   (0.07)
                                                                         =========        =========      =========     ==========


Antidilutive options and warrants not included in calculation               11,184          15,892          10,155        14,908
                                                                         ==========       =========      ==========    ==========

Average exercise price of excluded options and warrant                   $    4.50        $   3.32       $    4.21     $    3.00
                                                                         ==========       =========      ==========    ==========


Note 6 -SEGMENT DISCLOSURES

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

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market price.

================================================================================


FORM 10-Q                                                    IMATRON INC.                                        SEPTEMBER  30, 2000
====================================================================================================================================



The following table summarizes the results of operations for the Company's two major continuing business segments for the nine-month periods ended September
30, (in thousands):

                                                        Imatron              Caral        Eliminations         Consolidated
                                                     ------------        -----------      -------------        -------------
2000:
Revenues from external customers                     $    44,041         $      629       $         --         $     44,670
Intersegment revenues                                         --              1,526             (1,526)                 --
Total revenue                                             44,041              2,155             (1,526)              44,670
Operating income                                          2,728                 148                --                 2,876
Total assets as of September 30, 2000                     46,661                859               (236)              47,284

1999:
Revenues from external customers                     $    24,075         $      535       $         --         $     24,610
Intersegment revenues                                         --                471               (471)                  --
Total revenue                                             24,075              1,006               (471)              24,610
Operating loss                                            (5,366)              (142)               (27)              (5,535)
Total assets as of September 30, 1999                     31,254                596               (191)              31,659



Note 7 - DISCONTINUED OPERATION -- SALE OF HEARTSCAN SUBSIDIARY

On July 13, 1998 (the measurement date), the Company adopted a formal plan to sell its HeartScan subsidiary in order for the Company to focus on its core business of manufacturing, marketing/selling, and servicing the Company's proprietary EBT scanners. Accordingly, the operating results of the HeartScan operations are reflected as discontinued operations for all periods presented in the Company's statements of operations and as net assets (liabilities) of discontinued operations in the September 30, 2000 and December 31, 1999 balance sheets.

HeartScan's statements of operations data for the periods ended September 30, 2000 and 1999 are as follows (in thousands):

                             Three Months ended              Nine Months ended
                     ---------------------------    ----------------------------
                       2000               1999           2000            1999
                     ------------    ------------    -----------   -------------

 Revenues           $        --      $      434      $       --     $     1,684
 Costs and expenses          (58)            (784)         (364)         (3,360)
                     ------------    ------------    -----------   -------------

 Loss before
 income taxes                (58)            (350)         (364)         (1,676)
 Gain (loss)
 on sale of assets             --             (518)          --             542
 Provision for
 income taxes                  --               --           --              --
                     ------------    ------------    -----------    ------------
 Loss from
 discontinued
 operations           $      (58)      $     (868)   $     (364)    $    (1,134)
                    ============    ============    ===========    =============

HeartScan's   statements  of  operations  include  costs  of  sales  related  to transactions with Imatron in the amount of $60,000 and $260,000 for three and nine months ended September 30, 1999, respectively. There were no such transactions in 2000.

================================================================================

A summary of the net assets of discontinued operation is as follows (in thousands):

                                                                               September 30,            December 31,
                                                                                   2000                     1999
                                                                        ----------------------   ----------------------


Cash and cash equivalents                                               $                 --     $               1,245
Accounts receivable - net and other current assets                                        --                       110
Other current liabilities                                                                (30)                      (21)
Lease obligations - current                                                             (323)                     (315)
                                                                        ----------------------   ----------------------
Net current assets (liabilities) of discontinued operation                              (353)                    1,019
                                                                        ----------------------   ----------------------

Property, plant and equipment, net                                                     1,170                     1,360
Lease obligations - long-term portion                                                   (743)                     (891)
                                                                        ----------------------   ----------------------

Long-term net assets of discontinued operation                          $                427     $                 469
                                                                        ======================   ======================

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

The Company expects that the discontinued operations will continue to operate at a loss through the disposal date of its final center in Cascais, Portugal. As of September 30, 2000, the Company accrued its estimate of the additional losses expected for the period from September 30, 2000 through the expected disposal date. Upon final disposal, the Company anticipates selling the center for a price greater than its net book value. The fiscal year 2000 losses represent scanner depreciation and interest expense on the scanner lease obligation and do not represent other operating expenses.
================================================================================

Note 8 - EQUITY TRANSACTIONS

In 2000, the Company raised $2,881,000 from exercises of stock options, warrants, and sale of its common stock, at an average price of $2.32 per share. The Company issued a total of 1,242,350 shares of its common stock in relation to these transactions.

In addition, the Company issued warrants and options to purchase shares of the Company's common stock to certain consultants at $3.00 and $2.00 per share, respectively. The fair value of these securities estimated on the date of grant using the Black Scholes option-pricing model was approximately $1.19 for warrants and $1.74 for options, with the following assumptions: expected stock price volatility of 80%; risk-free interest rate of 6.25%; and an contractual 10 year life. The fair value of these instruments was recorded as an increase in additional paid in capital amounting to $234,000. The warrants were charged to deferred compensation and are being amortized quarterly as they vest, over a one-year period. The fully vested options were recorded as prepaid expense and are being amortized over two years, the term of the agreement.

During the second quarter of 2000, the President of the Company exercised his warrants to purchase 2,991,027 shares of the Company's common stock (see Note
9). These warrants were issued under the 1999 private placement offering of the Company's common stock.

Note 9 - NOTES RECEIVABLE FROM OFFICERS

At September 30, 2000, the Company held 2 notes receivable amounting to $3,000,000 and $113,000 (remaining balance to original loan of $336,000) from the Company's President and the Chief Executive Officer, respectively. These notes arose from transactions in 2000 and 1998, whereby the Company provided loans to purchase an aggregate of 3,591,027 shares of common stock. These shares were issued upon the exercise of warrants and stock options to purchase 2,991,027 and 600,000 shares of common stock, respectively. The loans have stated market interest rates and are full recourse. The receivables are shown on the balance sheet as a reduction in equity.

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

================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere with this document. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

Results of Continuing Operations:

                Three months ended September 30, 2000 versus 1999

Overall revenues for the three months ended September 30, 2000 of $17,805,000 increased $6,705,000 or 60% compared to revenues of $11,100,000 for the same period in 1999. Net product revenues increased to $15,549,000 in 2000 from $9,363,000 in 1999 due to shipment of 9 scanners in 2000 compared to 6 in 1999. Service revenues increased in 2000 to $2,012,000 from $1,590,000 in 1999 due to an increase in service contracts slightly offset by a decrease in spares parts shipment. Other product sales increased to $244,000 in 2000 from $147,000 in 1999 due to an increase in sales to customers of our machining and fabrication business.

Total cost of revenues as a percent of revenues for the three months of 2000 was 59% as compared with 72% in 1999. Product cost of revenues as a percent of product revenues decreased to 57% in 2000 from 67% in 1999. The high cost of product sales in 1999 was due to lower production of new scanners, resulting in a higher portion of the fixed overhead of manufacturing facility being expensed to each scanner manufactured. Service cost of revenues as a percent of service decreased to 76% in 2000 as compared to 100% in 1999 due to increased service contract revenues and decreased warranty costs.

Operating expenses for the three months of 2000 increased 42% to $5,637,000, or 32% of revenues, compared to $3,973,000, or 36% of revenues in 1999. Research and development expenses of $2,455,000 in 2000 increased from $1,713,000 in 1999 due to large purchase of materials for new product development programs and increased compensation paid to employees to remain competetive with the local economy. Marketing and sales expenses increased to $1,865,000 in 2000 from $1,664,000 in 1999 primarily due to increases in headcount and sales commissions resulting from increased scanner sales. Administrative expenses increased to $1,281,000 in 2000 from $561,000 in 1999 due primarily to increases in the bad debt provision relating to certain distributors and investor relations expenses. Goodwill amortization amounting to $36,000 and $35,000 in 2000 and 1999, respectively, represent the amortized portion of goodwill related to the acquisition of Caral.

Other income decreased to $81,000 for the three months ended September 30, 2000 from $112,000 in the comparable period of 1999. In 1999, other income was higher due to $59,000 interest income earned from cash advances to Positron. Interest expense represents interest incurred on capital lease obligations on certain office equipment.

================================================================================

                Nine months ended September 30, 2000 versus 1999

Overall revenues for the nine months ended September 30, 2000 of $44,670,000 increased $20,060,000 or 82% compared to revenues of $24,610,000 for the same period in 1999. Net product revenues increased to $38,711,000 in 2000 from $19,105,000 in 1999 due to 24 scanners shipped in 2000 compared to 12 in 1999. Service revenues increased 7% to $5,330,000 in 2000 from $4,970,000 in 1999 due to an increase in scanners under service contract offset by a decrease in spare parts shipped. Other product sales represent revenues from Caral's machining and fabrication services. Other product sales increased to $629,000 in 2000 from $535,000 in 1999 due to an increase in sales to a greater number of customers.

Total cost of revenues as a percent of revenues for the first nine months of 2000 was lower at 58% as compared with 76% in 1999. Product cost of revenues as a percent of product revenues decreased to 56% in 2000 from 73% in 1999 due to shipment of 24 scanners with higher gross margins compared to 12 shipments in 1999. The high cost of product sales in 1999 was due to the decrease in production of new scanners, resulting in a significant portion of the fixed overhead of the manufacturing facility being expensed to cost of revenue. Service cost of revenues as a percent of service revenue decreased to 77% in 2000 from 88% in 1999 due to decreased warranty costs. Other product cost of revenues as a percent of other product revenues decreased to 93% in 2000 from 103% in 1999 due to increased sales to external customers.

Operating expenses for the nine months of 2000 increased 38% to $15,746,000, or 35% of revenues, compared to $11,379,000, or 46% of revenues in 1999. Research and development expenses of $6,279,000 in 2000 increased from $5,180,000 in 1999 due to an increase in materials for new product development programs and increased compensation expenses. Marketing and sales expenses increased to $5,802,000 in 2000 from $3,918,000 in 1999 primarily due to increases in headcount and sales commissions resulting from increased scanner sales. Administrative expenses increased to $3,558,000 in 2000 from $1,895,000 in 1999 due primarily to increases in headcount, bad debt provision relating to certain distributors, and investor relation expenses. Goodwill amortization amounting to $107,000 and $104,000 in 2000 and 1999, respectively, represent the amortized portion of goodwill related to the acquisition of Caral. Restructuring charges of $282,000 relates to severance and other benefits paid by the Company during the first quarter of 1999 as part of its reorganization plan.

Other income increased to $374,000 for the first nine months of 2000 from $139,000 in the comparable period of 1999. The increase was attributable to higher cash balances and investments in interest-bearing securities. Interest expense represents interest incurred on capital lease obligations on certain office equipment.

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

In 1999, the Company sold all its domestic centers for a net gain of $1,049,000. At December 31, 1999, the Company had one remaining center in Cascais, Portugal. The Company expects that the discontinued operations will continue to operate at a loss through the disposal of its final center. However, management's current best estimate indicates that the disposal of the Cascais center will result in a gain. As of September 30, 2000, the Company accrued its estimate of the additional losses expected for the period from September 30, 2000 through the expected disposal date. Upon final disposal, the Company anticipates selling the center for a price greater than its net book value. The additional losses are primarily from scanner depreciation and interest expense on the scanner lease obligation and do not represent other operating expenses.
================================================================================

Liquidity and Capital Resources:

At September 30, 2000, working capital increased to $28,273,000 compared to December 31, 1999 working capital of $22,217,000. The current ratio increased to 3.0:1 at September 30, 2000 from 2.7:1 December 31, 1999.

The Company's total assets increased to $47,711,000 at September 30, 2000 compared to December 31, 1999 total assets of $40,643,000. Cash, cash equivalents, and short-term investments decreased to $10,838,000 in 2000 from $11,197,000 in 1999 due primarily to increased inventory purchases, partially offset by proceeds realized from issuance of securities. Cash used by continuing operations increased to $2,906,000 for nine months ended September 30, 2000 compared to cash provided by continuing operations of $1,541,000 for the same period in 1999 was mainly due to increases in receivables and inventory purchases, reduction in accounts payable, partially offset by increase in accrued liabilities. The increase in inventory was due to increased production levels to meet anticipated shipments in the current fiscal year. The increase in accounts receivable was primarily due to an increase in revenues resulting from shipment of 24 scanners in 2000 compared to 12 scanners during the same period in 1999. The decrease in accounts payable resulted from accelerated payments to vendors to maintain balances on a more current basis. In 1999, cash generated from receivables and decreased inventory purchases were offset by a reduction in accounts payable. The decrease in accounts receivables was primarily due to payment of outstanding invoices. Accounts payable decreased as a result of a decrease in inventory purchases.

Cash provided by discontinued operations decreased to $1,028,000 for the nine months ended September 30, 2000 compared to $1,467,000 during the same period in 1999 due to the net proceeds realized from the sale of the HeartScan centers in 1999. Net loss from discontinued operations for the nine month period ended September 30, 2000 decreased to $364,000 as compared to $1,134,000 for the same period in 1999. The decrease in net loss was due to the decrease in operating losses in 2000 offset by net gain realized on the sale of the assets in 1999. The gain on sale of assets in 1999 relates to the net gain recognized from the sale of HeartScan-San Francisco offset by loss from sale of HeartScan-Pittsburgh and HeartScan-Seattle. The decrease in operating losses was due to the closure of all HeartScan domestic centers which were consistently operating at a loss.

The Company's investing activities for the nine months ended September 30, 2000 included purchases of capital equipment and marketable securities amounting to $1,369,000 and $2,523,000, respectively, offset by maturities of marketable securities in the amount of $4,061,000. Capital expenditures included approximately $836,000 of test scanner for use in research and development. In 1999, the primary uses of cash from investing activities were the acquisition of Caral amounting to $273,000 (net of cash acquired) and purchases of equipment and marketable securities amounting to $893,000 and 2,044,000, respectively.

Cash provided by financing activities was $2,888,000 for the nine month period ended September 30, 2000 as compared with $6,013,000 for the same period in 1999. Significant sources of cash in financing activities were proceeds of $2,881,000 and $7,473,000 from sale of common stock and exercise of stock options and warrants during the nine month period ended September 30, 2000 and 1999, respectively. In 1999, cash used in financing activities included payments of scanner lease obligations relating to the discontinued operations.

The Company's liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the cash requirements will fluctuate based on timing and extent of these factors, management believes that cash, and cash equivalents existing at September 30, 2000 and the estimated proceeds from ongoing sales of products and services in 2000 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 2000.

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

================================================================================

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In the past the Company has held investments consisting of interest bearing investment grade instruments consistent with the Company's investment portfolio. The Company has also entered into credit facilities and leasing arrangements. At September 30, 2000, the Company had money market mutual funds, certificates of deposit and commercial paper which mature in less than six months. Additionally, the Company maintained leases for a scanner and other equipment that have been accounted for as capital leases with a total obligation of $125,000 as of September 30, 2000.

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

Item 4.   Submission of Matters to a vote of Security Holders

          The Company's Annual Meeting of Shareholders was held on May 12, 2000. At the meeting, the following proposals were submitted to the shareholders for approval:

          a)To amend the Bonus Incentive Plan increasing the number of shares which may be issued annually from 400,000 common shares to 650,000 common shares. For: 82,795,789; Against : 4,976,934; and Abstain: 503,179

          b)To elect the following as the Company's board of directors for   the
            ensuing year:

          Douglas P. Boyd                   87,408,058                 867,844
          Allen Chozen                      87,528,748                 747,154
          John Couch                        87,514,509                 761,393
          William J.McDaniel                87,537,819                 739,083
          S. Lewis Meyer                    87,449,351                 826,551
          Richard Myler                     87,462,658                 804,244
          Terry Ross                        87,495,456                 780,446
          Also Test                         87,448,898                 827,004

          c)To ratify the appointment  of KPMG LLP as the Company's  independent
            auditors for   the  fiscal   year   ending  December 31, 2000.
            For: 87,607,158;  Against:  387,157; and  Abstain: 281,587.

Item 5.   Other Information

          Not applicable.


Item 6.   Exhibits and Reports on Form 8-K Exhibits:

          No. 27 - Financial Data Schedule as of September 30, 2000.

          Form 8-K Reports:  None.


================================================================================

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 2000


                                  IMATRON INC.
                                  (Registrant)




                                  Frank Cahill
                                  Vice President, Finance/Administration,
                                  Chief Financial Officer and Secretary




================================================================================