Form 10-K
period 2000-12-31
IMATRON INC
filed 2001-03-28
CIK 720477

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                                  ANNUAL REPORT
     PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                         Commission file number 0-12405

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

          Yes ____X_____                               No_________


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================

The aggregate market value of the voting stock (which is the outstanding common stock) of the Registrant held by non-affiliates thereof, based upon the closing sale price of the common stock on March 20, 2001, on the Nasdaq National Market System ($1.56 per share) was approximately $149,700,000. For the purpose of the foregoing computation, only the directors and executive officers of the Registrant were deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2001, Registrant had 104,890,553 outstanding shares of common stock, no par value, which is the only class of shares publicly traded.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Registrant's 2001 Annual Meeting of Shareholders, to be filed with the Commission on or before 120 days after the end of the 2000 fiscal year, are incorporated by reference into Part III hereof.

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


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


                                     PART I

ITEM 1 - BUSINESS

                                     GENERAL

Imatron Inc. was incorporated in New Jersey in 1983. References in this Form 10-K to "Imatron," "the Company," "we," "our," and "us" refer to Imatron Inc., a New Jersey Corporation. The Company is a technology-based company principally engaged in the business of designing, manufacturing and marketing a high performance electron beam tomography ("EBT") scanner. This scanner uses Electron Beam Tomography ("EBT") technology based on a fixed scanning electron beam. The scanner is used in large and midsize hospitals and freestanding imaging clinics worldwide. In addition to providing service, parts and maintenance to hospitals and clinics that operate its scanners, the Company also offers its service capability to other manufacturers of high tech medical equipment.

HeartScan Imaging, Inc. ("HeartScan"), incorporated in Delaware in 1993, was a diagnostic services subsidiary of the Company. HeartScan offered Coronary Artery Scanning ("CAS") and Coronary Artery Disease ("CAD") risk assessment services.
Its five centers in the United States were sold in 1999. The last remaining scanner located in Cascais, Portugal was sold in fourth quarter of 2000.

                              PRODUCT AND SERVICES

                                   EBT SCANNER

PRODUCT DESCRIPTION

A conventional CT scanner is a diagnostic imaging device in which a single or multiple cross-sectional (tomographic) image of a patient's anatomy are/is acquired from multiple intensity readings (samplings) from an x-ray source that mechanically rotates around the patient during a scanning cycle. The acquired x-ray data are processed through a complex mathematical algorithm relating variations in the intensity of x-rays passing through a patient's body to tissue density differences. The acquired data are subsequently reconstructed and displayed as images on a video monitor, typically with white corresponding to high-density matter, such as bone or calcium, and with black corresponding to low-density matter, such as air. In this manner, the patient's anatomy can be displayed in a succession of cross-sectional, anatomical gray-scale representations.

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


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


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

In October 1997, the Company received 510(k) market clearance from the Federal Food and Drug Administration ("FDA") for cardiac specific applications included on the UltraAccess workstation. These applications include 3-D "Calcium Scoring" and cardiac perfusion. In November 1997, the Company received 510(k) market clearance from the FDA for its new 3456 Channel Dual Slice Detector Array C-150 EBT scanner.

In November 1999, the Company received 510(k) market clearance from the FDA for the Electron Beam Angiography (EBA) application of its scanner to function as a diagnostic x-ray system that can produce two- and three-dimensional images of the heart, blood vessels, or lymphatic system from a data set of cross-sectional anatomical images. In addition, the EBA application can also present three-dimensional images of the heart in a time-sequenced or cine fashion; in essence, a four-dimensional evaluation of cardiac function, with the fourth dimension being time.

In April 2000, the Company received 510(k) market clearance from the FDA for its EBT scanners to perform low dose, single breath hold lung scans to aid physicians in diagnosing lung anomalies.

In November 2000, the Company received 510(k) market clearance from the FDA for the Electron Beam Colonography (EB-Colonography(TM)) application of its scanner, a minimally invasive procedure permitting visualization of the interior surface of the colon from the perspective of a virtual "fly-through'" mode.

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


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


Cardiovascular disease is the number one cause of death in the United States, accounting for more than 950,000 deaths annually. Of these deaths, coronary heart disease accounts for approximately 500,000 deaths. Of particular importance is the fact that in approximately 150,000 cases annually, the first, last and only symptom of coronary heart disease is a fatal heart attack. The Company believes that this widespread incidence of coronary heart disease in the United State indicates a clear need for a safe and effective test to detect the earliest stages of coronary heart disease.

The correlation between calcium in the coronary arteries, atherosclerosis, and myocardial infarction (heart attack) has been known since the 1950's. By the mid-1960's, selective coronary angiography was introduced and soon became a routine procedure. Since that time, coronary angiography, which demonstrates narrowing, or occlusion, of the coronary arteries, has become the "gold standard" for positive identification of coronary artery disease. Abnormal results from screening tests, such as exercise electrocardiography ("ECG"), thallium stress, nuclear medicine, and stress echocardiography are commonly used as an indication for coronary angiography. These tests produce a significant percentage of false abnormal results such that as many as 25% - 35% percent of the coronary angiograms conducted are deemed to be normal. Since coronary angiography is both expensive and invasive, the patient in these false abnormal cases is unnecessarily exposed to some risk of morbidity, or even death, as well as a significant radiation dose. In addition, statistics indicate that some patients die suddenly after receiving a "normal" stress ECG study and are then found, upon autopsy, to have had significant coronary artery disease. The Company believes these statistics illustrate the inadequate predictive value of the standard, noninvasive tests for diagnosing coronary artery disease.

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

For those patients in whom CAS detects advanced coronary artery disease, intervention may help prevent a crippling heart attack or sudden death. The CAS also has great potential for reducing the costs associated with the unnecessary treatment of those who have coronary risk factors, but show no sign of coronary artery disease. It is estimated that 30% - 35% of people with elevated cholesterol levels do not develop coronary artery disease. Since there has not been, until the advent of the EBT scanner, a method to identify those who are beginning to develop coronary disease, individuals with a high cholesterol reading have been treated as if they will develop heart disease. The Company believes that CAS is a powerful and cost-effective method for detecting, or ruling out, coronary artery disease and represents a unique market. Currently, only the EBT scanner can provide the necessary technological capability to address these clinical application requirements. Notwithstanding the foregoing, to date, CAS has not been broadly accepted as a method of identifying coronary artery disease, and there is no assurance that a significant market will develop for this procedure.

In addition to the CAS, the Company's EBT technology received market clearance from the FDA in November 1999 for a new application known as Electron Beam Angiography ("EBA"). This unique procedure utilizes a less invasive intravenous injection of x-ray contrast agent as opposed to threading a catheter into the femoral artery to the heart as required by conventional x-ray coronary angiography. In the EBA procedure, a series of contiguous contrast enhanced images is obtained and electronically transmitted to a powerful desktop 3-D workstation. The resulting three dimensional EB angiogram can be used to determine the potency of coronary artery bypass grafts, stents and the effectiveness of "balloon" angioplasty procedures. EBA offers the potential for significant cost savings when evaluating patients with atypical chest pain by detecting significant levels of coronary stenosis non-invasively. The combination of the Company's EBT scanner's unparalleled image acquisition speed with new, powerful PC microprocessor driven workstations provides unique 3-D imaging capability in the heart, lungs, colon, and other organs.

Imatron believes that possible factors affecting the demand for its products include, among others, potential customers' budgetary constraints including those imposed by government regulation, changes in the


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


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

In  1997,  Imatron  expanded  its  service  business  to  include  installation, warranty, repair, training and support services to other manufacturers of high tech medical equipment. Imatron entered into a two-year service support agreement in February 1998 with AccuImage Diagnostics to provide worldwide customer support service for its Three-Dimensional Volume Visualization Workstation. This agreement was renewed in 2000 with the same terms and conditions.

The Company maintains customer support centers in South San Francisco, California and field service personnel in the United States, Europe and Asia for its service business. Together with its distributors, the Company services over 135 installed EBT systems worldwide including approximately 50 systems manufactured by vendors other than Imatron. The Company generates service revenues under service contracts with Imatron and non-Imatron customers, providing service on a "contract" and "time and material" basis to such customers after the warranty period.

                            RESEARCH AND DEVELOPMENT

The Company's research and development efforts are focused on enhancing its existing product and expanding its applications. The Company's research and development personnel also are involved in establishing protocols, monitoring, and interpreting and submitting test data to the FDA and other regulatory agencies to obtain the requisite clearances and approvals for its product.

                                    MARKETING

The Company's EBT scanners are utilized by a variety of customers including large teaching and research hospitals, medium-size hospitals, and imaging clinics.

The Company sells its product in domestic and international markets through a direct sales force, as well as independent distributors. In the past, a substantial portion of the Company's sales of its scanners was done through distributors or sales agents. Imatron no longer has any exclusive distributors in the United States. During 1999, the Company expanded its direct sales force, conducted extensive training of its distributors, and added distributors in Germany, Korea, Argentina, Greece, Egypt, Saudi Arabia and Turkey. In 2000, the Company has 16 domestic and international direct full-time sales people. Each salesperson is responsible for a specific geographic area. In addition, the Company has or had distribution arrangements as follows:

JAPAN

On  February  3,  1994,   Imatron  and  Imatron  Japan,   Inc.  entered  into  a
Distributorship Agreement pursuant to which Imatron Japan, Inc. has been appointed as Imatron's exclusive distributor in Japan. In October 2000, the joint venture agreement with Imatron Japan, Inc. was terminated and the exclusive distribution rights and service contracts were purchased by Imatron for $2,779,000 in accounts receivable from Imatron Japan owed to the Company.


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


In November 2000, the Company entered into an agreement with Marubeni Corporation and its wholly owned subsidiary Meditec Corporation (collectively "Marubeni"). Pursuant to the agreement the Company appointed Marubeni as its exclusive importer, distributor and customer service provider for EBT scanners in Japan. The Company also sold all assets and rights to the service business previously acquired from its related party Imatron Japan, Inc. In consideration for the rights and assets acquired, Marubeni agreed to pay a total of 500 million yen, or approximately $4,654,000. The total transaction fee was allocated to different elements of the arrangement based on their relative fair values. The Company deferred revenue in the amount of $350,000 which represents estimated fair value of the distributorship rights based on a third party valuation. The deferred revenue will be amortized to net income over the period of three years, the term of the distributorship agreement. The remaining arrangement fee totaled $4,304,000 and was recognized as proceeds from sale of the service business offset by the cost of the service business of $2,779,000 and was recorded as other income.

SALES INFORMATION

The scanner sales price varies depending on customer requirements. In particular, sales to Siemens, Imatron Japan, Inc. and certain distributors/sales agents have a lower gross margin than sales to other third parties. The sales price (with the sole exception of Imatron Japan, Inc.) includes installation by customer service personnel, system check and certification, and a 12-month warranty. In addition, local taxes and import duties may be added. This price, which is higher than that of conventional CT scanners, may serve to limit sales of the Company's scanner to larger hospitals and medical imaging clinics that are able to generate a higher than average patient volume to offset the higher cost.

Unit scanner export sales for fiscal years ended December 31 are as follows:

                                   2000            1999             1998
                               ------------    ------------      ----------

      Total export sales            2               4                6


                                   COMPETITION

In the non-cardiac imaging applications market (comprised principally of hospital radiology departments), the Company's principal competition is from current manufacturers of conventional CT scanners, including General Electric Company, Siemens Corporation, Marconi Medical Systems, Philips Medical Systems, Toshiba Medical Corporation and others. Non-invasive diagnostic imaging techniques such as ultrasound, radioisotope imaging, digital subtraction angiography, and magnetic resonance imaging are also partially competitive with the Company's scanners. Each of the companies named above markets equipment using one or more of these technologies. All of these companies have greater financial resources and larger staffs than those of the Company and their products are, in most cases, substantially less expensive than Imatron's EBT scanner.

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


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


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

                                  MANUFACTURING

The Company manufactures its scanner at its South San Francisco and Hayward, California facilities. To date, the typical manufacturing cycle has required approximately five months from the authorization of manufacturing to the delivery of a scanner.

Many of the components and sub-assemblies used in the scanner have been developed and designed by Imatron to its custom specifications, and are obtainable from limited or single sources of supply. In view of the customized nature of many of these components and sub-assemblies, there may be extended delays between their order and delivery. Delays in such delivery could adversely affect Imatron's present and future production schedules. The Company has made and continues to make inventory investments to acquire long lead time components and sub-assemblies to minimize the impact of such delays. On January 6, 1999 Imatron purchased one of its suppliers, Caral Manufacturing, Inc. (Caral), to assure itself of a steady, low cost supply of certain critical stainless steel parts. In recent years, the Company has developed alternative sources for many of its scanner subcomponents and continues its programs to qualify new vendors for the remaining critical parts. There can be no assurance that such actions will not adversely affect the Company's production schedule and its ability to deliver products in a timely manner.

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

On May 4, 1999 the Food and Drug Administration's (FDA) Center for Devices and Radiological Health, Promotion and Advertising Staff, issued a Warning Letter to Imatron. The Warning Letter expressed FDA's objection with certain promotional materials and press releases made by Imatron. It also indicated FDA's objection to claims made on Imatron's web site. Upon receipt of this letter Imatron responded to the FDA in writing. This response clearly enumerates Imatron's position and details, where necessary, specific actions to alleviate the FDA's concern and began a good faith dialog between Imatron and the FDA to properly resolve these issues. This dialog continues and Imatron believes such dialog will resolve the matter fully and finally.


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


In November 2000, the Company received its most current 510(k) market clearance from the FDA for the Electron Beam Colonography (EB-Colonography(TM)) application of its scanner, a minimally invasive procedure permitting visualization of the interior surface of the colon from the perspective of a virtual "fly-through'" mode. Such use is consistent with uses classified by the FDA.

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

The Company's primary customers operate in the highly regulated healthcare industry. Existing and future governmental regulations could adversely impact the market for the Company's EBT scanner and the Company's business. The Company's operations are also subject to regulation by other federal, state, and local governmental entities empowered to enforce pertinent statutes and regulations, such as those enforced by the Occupational Safety and Health Agency ("OSHA") and the Environmental Protection Agency ("EPA"). In some cases, state or local regulations may be more strict than regulations imposed by the Federal government. The Company believes that it is in substantial compliance with California regulations applicable to its business. In January 1997, the FDA conducted routine inspections of Imatron's manufacturing operations. The inspection concluded without Notices of Observations. Imatron frequently provides field modifications or updates of components and software to operational sites. Imatron voluntarily advised the FDA during these inspections that certain field corrections were ongoing. The FDA concurred with Imatron's decision to field upgrade certain sites and assigned recall numbers Z304/307-7 and Z-289/299-7. There have been no recalls or notices of observations by the FDA in 1999 or 2000.

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


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


                              PATENTS AND LICENSES

Imatron relies heavily on proprietary technology and intellectual property which it attempts to protect through patents and trade secrets.

In February 1981, the Company was granted the exclusive use, for five years, and non-exclusive use thereafter, of certain technology and a patent pending, owned by the University of California ("UC") under the terms of a license agreement between UC and Emersub, a wholly-owned subsidiary of a former principal shareholder of the Company, and a sublicense agreement between Emersub and Imatron Associates (the predecessor to the Company), respectively. Under the continuing sublicense agreement, as amended, Imatron made payments to Emersub equal to 2.125% of net sales of new C-150 scanners sold by Imatron in exchange for the Company's exclusive use of Patent #4,352,021, "X-ray Transmission Scanning System and Method and Electron Beam X-ray Scan Tube for Use Therewith," through the remaining life of such patent. The Company's Chairman of the Board, Dr. Douglas P. Boyd, received 6% of all of the royalties paid by Emersub to UC. UC cancelled the license to Emersub on October 8, 1997 and granted the Company a license for the remaining life of the patent on substantially the same terms as the Emersub license agreement. The patent expired on September 28, 1999. Royalty expenses related to the sublicense agreement for 2000, 1999, and 1998 were $0, $77,790, and $137,775, respectively.

In addition, Imatron holds twenty-two U.S. Patents of its own (each with a remaining life in excess of one year) and has filed three U.S. patent applications covering various integral components of the scanner including, among others, its electron beam assembly and its x-ray detector, and has filed applications corresponding to several of these patents and applications in various European Patent Convention countries, Canada, and Japan. There can be no assurance that any such applications will result in the issuance of a patent to the Company. Imatron's patents and patent applications have not been tested in litigation and no assurance can be given that patent protection will be upheld or will be as extensive as claimed. Furthermore, no assurance can be given as to the Company's ability to finance litigation against parties which may infringe upon such patents or parties which may claim that the Company's scanner infringes upon their patents. However, the agreement signed by the Company and Siemens Corporation in March 1991 allows Siemens Corporation to enter litigation in favor of Imatron. Pursuant to the Memorandum of Understanding with Siemens (see "Transactions With Siemens Corporation"), the Company transferred five patents to Siemens, two of which cover features of the Company's C-150 scanner, in complete consideration of the cancellation by Siemens of the $4.0 million notes payable to the Company. The transferred patents were as follows:

    1. U.S. 4,521,901 - Scanning Electron Beam Computed Tomography Scanner with Ion Aided Focusing.

    2.   U.S.  4,531,226  -  Multiple  Electron  Beam  Target  for use in  X-Ray
         Scanner.

    3.   U.S. 4,535,243 - X-Ray Detector for High Speed X-Ray Scanning System.

    4.   U.S. 4,736,396 - Tomosynthesis using High Speed CT Scanning System.

    5. U.S. 5,193,105 - Ion Controlling Electrode Assembly for a Scanning Electron Beam Computed Tomography Scanner.

As part of the agreement, Siemens granted to the Company a non-exclusive, irrevocable, perpetual license to the five patents. The license is subject to a royalty of $20,000 for each new C-150 unit (or other EBT unit produced by Imatron after April 1, 1995), commencing with the 21st C-150 (or other Imatron
EBT) unit produced in any year and continuing thereafter for ten years after such first quarter in which such 21st unit is produced. In the fiscal year 2000, Imatron produced 26 scanners and has accrued $120,000 of royalty expenses in accordance with this agreement.

In the event some or all of the Company's patent applications are denied and/or some or all of its patents held invalid, the Company would be prevented from precluding its competitors from using the protected technology set forth in such patent applications or patents. Because the Company's products involve confidential proprietary


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


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

                                    EMPLOYEES

As of December 31, 2000, the Company and its subsidiary had 281 employees, including 72 employees in service, 33 in sales/marketing, 56 scientists and engineers in research and development, 87 employees in manufacturing, and 33 employees in finance and administration. None of the employees are represented by a labor union and no work stoppages or strikes have occurred. The Company believes that it has good labor relations with its employees.

                                 CERTAIN FACTORS

In evaluating the Company and its business, the following factors should be given careful consideration, in addition to the information mentioned elsewhere in this Form 10-K:

OPERATING HISTORY

Imatron was incorporated in February 1983, and incurred losses each quarter from inception through December 31, 1990. Its first recorded profitable year was the year ended December 31, 1991 during which a $4,000,000 payment for the licensing of technology to Siemens Corporation was received. Except in 1994, the Company incurred additional net losses from 1992 through 1999. In 1994, the Company incurred its first year of net income from continuing operations amounting to $3,221,000 partially offset by $911,000 of net losses incurred by discontinued operations of HeartScan. In 2000, the Company reported a net income from continuing operations of $6,105,000 due to improved product sales and the sale of its customer service business in Japan amounting to $4,304,000. Income from discontinued operations in 2000 was $207,000, which resulted from net gain realized on the sale of Portugal scanner amounting to $427,000 offset by operating losses of $220,000. In 1999 and 1998, the Company incurred net losses of $6,586,000 and $14,781,000, respectively. Net losses were partially a result of the operating losses incurred by discontinued operations of HeartScan which amounted to $1,989,000 and $4,507,000, in 1999 and 1998, respectively. In 1999, the operating losses from discontinued operations were partially offset by a gain on sale of assets amounting to $1,049,000. There is no assurance that Imatron can sustain profitable operations in the future.

In the past, Imatron has funded its losses primarily though the sale of securities in two public offerings and a number of private placements, through the exercise of options and warrants, through the 1991 license for medical uses of its electron-beam technology to Siemens Corporation, and through revolving lines of credit. In 1995, the Company raised $9,882,000 (net of offering costs) in two offerings of common stock to certain institutional investors. In 1996, the Company received $16,672,000 through the sale of shares of common stock and the exercise of warrants and stock options for shares of common stock. Also in 1996, HeartScan raised $14,798,000 (net of offering costs) for use exclusively to develop its operations. In 1999, the Company raised $8,621,000 for the sale of shares of common stock and common stock warrants to its President and other institutional investors (see Note 11 to the Notes to the Consolidated Financial Statement). As of December 31, 2000, the Company has a consolidated accumulated deficit of $97,800,000.

The Company's liquidity is affected by many factors, including the normal ongoing operations of the business and other factors related to the uncertainties of the industry and global economies. Although the cash requirements


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


will fluctuate based on timing and extent of these factors, management believes that cash existing at December 31, 2000 together with the estimated proceeds from ongoing sales of products and services and the funds available under a line of credit with Silicon Valley Bank, will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 2001.

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

THIRD-PARTY REIMBURSEMENT OF COST OF EBT SCANS

The Company is dependent, in part, upon the ability of healthcare providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which the EBT scanner is used. Coverage and the level of payment provided by U.S. and foreign third-party payors varies according to a number of factors, including the medical procedure, payor, location, outcome and cost. In the U.S., many private health care insurance carriers follow the recommendations of the Health Care Financing Administration, or HCFA, which establishes guidelines for the coverage of procedures, services and medical equipment and the payment of healthcare providers treating Medicare patients. The amount that Medicare generally pays a medical institution for in-patient care of Medicare patients is based on a number of considerations, including a patient's diagnosis regardless of the services that are provided. Physicians, however, bill separately for the procedures that they perform. HCFA has determined that diagnostic examinations of the head and other parts of the body performed by EBT scanners are covered if the contractor who administers the local Medicare program finds that medical and scientific literature and opinion support the effective use of a scan for the particular condition. Certain private health insurers and managed care providers


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


provide incremental reimbursement to both the medical institutions and their physicians. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed health care systems that control reimbursement for new products and procedures. Market acceptance of the EBT scanners in international markets depends, in part, on the availability and level of reimbursement. In certain countries, medical center budgets are fixed regardless of levels of patient treatment.

Prior to approving coverage for new medical devices, most third-party payors require evidence that the product has received FDA approval, European Union approval, or clearance for marketing, is safe and effective and not experimental or investigational, and is medically necessary and appropriate for the specific patient for whom the product is being used. Increasing numbers of third-party payors require evidence that the procedures in which the products are used, as well as the products themselves, are cost-effective. There is no assurance that the EBT scanner will meet the criteria for coverage and reimbursement or that third-party payors will reimburse physicians and medical institutions at levels sufficient to encourage the widespread use of the product. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls and other fundamental changes to the health care delivery system. Legislative debate is expected to continue in the future, and market forces are expected to demand reduced costs. The Company cannot predict what impact the adoption of any federal or state health care reform measures, future private sector reform or market forces may have on its business.

PRODUCT LIABILITY RISKS

As a manufacturer and marketer of medical diagnostic equipment, the Company is subject to potential product liability claims. For example, the exposure of normal human tissue to x-rays, which is inherent in the use of CT scanners for diagnostic imaging, may result in potential injury to patients subjecting the Company to possible liability claims. The Company presently maintains primary and excess product liability insurance with aggregate limits of $6.0 million per occurrence. No assurance can be given that the Company's product liability insurance coverage will continue to be available or, if available, that it can be obtained in sufficient amounts or at reasonable cost, or that it will prove sufficient to pay any claims that may arise.

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


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


dividends will be paid. Rather, the Company expects that any future earnings will be applied toward the further development of the Company's business.

ITEM 2 - PROPERTIES

The Company leases approximately 131,865 square feet of industrial and office spaces in South San Francisco and Hayward, California. The research and development, marketing, administrative, and certain manufacturing operations occupy approximately 75,688 square feet of space located in South San Francisco, California, under leases expiring in February 2004. Customer service and other manufacturing operations occupy 37,500 square feet of space located in Hayward, California under a lease expiring in December 2002. The Company sub-leases 18,677 square feet to certain tenants with leases expiring in February 2004.

The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate any future expansion of the Company's operations.

ITEM 3 - LEGAL PROCEEDINGS

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Imatron's shareholders during the quarter ended December 31, 2000.


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


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

                               2000                           1999
                     --------------------------    ---------------------------
Quarter              High           Low            High           Low
----------------     -----------    -----------    -----------    ------------
First                $      4.75    $      2.47    $      2.28    $      1.03
Second                      3.63           2.03           1.44           0.84
Third                       2.72           2.03           1.84           1.06
Fourth                      2.53           1.28           3.81           1.03

As of March 20, 2001, there were approximately 5,839 holders of record of the Company's common stock. On March 20, 2001, the closing price of the Company's common stock on Nasdaq was $1.56.

                              DIVIDEND INFORMATION

The Company has paid no cash dividends on its common stock since incorporation and anticipates that, for the foreseeable future, it will retain any earnings for use in its business.

ITEM 6 -  SELECTED FINANCIAL DATA

                                  IMATRON INC.
                         SELECTED FINANCIAL INFORMATION
                    (in thousands, except per share amounts)
OPERATING INFORMATION

           Year Ended December 31             2000        1999        1998        1997        1996
                                            --------    --------    --------    --------    --------
Total revenues from continuing
   operations                               $ 62,420    $ 37,549    $ 30,660    $ 37,317    $ 24,823

Operating income (loss) from continuing
   operations                               $  4,460    $ (5,835)   $ (9,535)   $ (3,915)   $ (8,065)
Income (loss) from continuing operations
                                            $  6,272    $ (5,646)   $ (9,400)   $ (3,250)   $ (5,892)
Income (loss)  from discontinued
   operations                               $    207    $   (940)   $ (4,507)   $ (6,428)   $ (4,573)
Net income (loss)                           $  6,283    $ (6,586)   $(14,781)   $ 11,422)   $(13,737)
Basic and diluted income (loss) per share
   from continuing operations               $   0.06    $  (0.06)   $  (0.11)   $  (0.04)   $  (0.08)


Number of shares used in per share calculations:

  Basic                                      102,983      94,680      83,941      78,461      74,406
  Diluted                                    106,931      94,680      83,941      78,461      74,406

================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


BALANCE SHEET INFORMATION

At December 31                 2000      1999      1998      1997      1996
                             -------   -------   -------   -------   -------

Working capital              $31,982   $22,217   $12,813   $26,003   $33,042
Total assets                  51,488    40,643    31,982    43,165    47,488
Long term obligations
   including capital lease
   obligations                    82       125        39       121       182
Total liabilities             14,796    13,818    12,991    11,840     9,962
Minority interest               --          93       331    14,255    12,323
Shareholders' equity          36,692    26,732    18,660    17,070    25,203


The Company did not pay any cash dividends on its common stock during any of the periods presented above.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, working capital increased to $31,982,000 compared to December 31, 1999 working capital of $22,217,000 primarily as a result of increased revenues. The current ratio increased to 3.2:1 at December 31, 2000 from 2.7:1 at December 31, 1999.

The Company's total assets increased to $51,488,000 compared to December 31, 1999 total assets of $40,643,000. Cash used in continuing operations was
$8,825,000 for twelve months ended December 31, 2000 compared to $1,267,000 during the same period in 1999. The increase in cash used in operating activities was primarily due to increases in receivables and inventory purchases, partially offset by an increase in accrued expenses. The increase in receivables was due to increased scanner shipments to 33 in 2000 from 19 during the same period in 1999. Growth in trade receivables was mainly due to the 9 scanner shipments in the fourth quarter of 2000 that were outstanding at year end. The increase in inventory was due to increased production levels to meet anticipated shipments in the next fiscal year.

Cash provided by discontinued operations was $1,495,000 for the twelve months ended December 31, 2000 compared to cash used amounting to $3,555,000 during the same period in 1999 due to the $1,240,000 cash balance transferred from HeartScan to Imatron in 2000 and the $2,079,000 cash settlement of lease obligations on scanners sold in 1999. Net income from discontinued operations for the twelve month period ended December 31, 2000 was $207,000 as compared to a net loss of $940,000 (net of gain on sale of assets of discontinued business) for the same period in 1999. The increase in net income was primarily due to the net gain realized from the sale of all HeartScan centers which were consistently operating at a loss since inception.

The Company's investing activities for the year ended December 31, 2000 included purchases of capital equipment and marketable securities amounting to $1,679,000 and $2,523,000, respectively, offset by maturities of marketable securities of $4,061,000 and proceeds from the disposal of discontinued operations of $107,000. Capital expenditures included approximately $1,334,000 of test equipment for use in research and development. The Company's investing activities for the year ended December 31, 1999 included acquisition of Caral amounting to $273,000 (net of cash acquired) and purchases of marketable securities and equipment amounting to $4,062,000 and $1,148,000, respectively, offset by maturities of marketable securities of $2,063,000 and proceeds from disposal of discontinued operations of $4,325,000. Capital expenditures included approximately $437,000 for the purchase and installation of the MK Enterprise Resource Planning System.


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


Cash provided by financing activities was $2,884,000 for the year ended 2000 as compared with $11,670,000 for the same period in 1999. Key financing activities for the year included proceeds of $3,002,000 and $11,409,000 from sale of common stock and exercise of stock options and warrants during the year ended December 31, 2000 and 1999, respectively.

The Company's liquidity is affected by many factors, including the normal ongoing operations of the business and other factors related to the uncertainties of the industry and global economies. Although the cash requirements will fluctuate based on timing and extent of these factors, management believes that cash existing at December 31, 2000 together with the estimated proceeds from ongoing sales of products and services and the funds available under a line of credit with Silicon Valley Bank, will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 2001.

The Company expects to devote substantial capital resources to research and development, to support a direct sales force and marketing operations and to continue to support its manufacturing capacity and facilities. To satisfy the Company's capital and operating requirements beyond 2001, profitable operations, additional public or private financing or the incurrence of debt may be required. If future public or private financing is required by the Company, holders of the Company's securities may experience dilution. There can be no assurance that equity or debt sources, if required, will be available or, if available, will be on terms favorable to the Company or its shareholders. The Company does not believe that inflation has had a material effect on its revenues or results of operations.

                        RESULTS OF CONTINUING OPERATIONS

2000 vs. 1999

Overall revenues for the year ended December 31, 2000 of $62,420,000 increased $24,871,000 or 66% compared to revenues of $37,549,000 for the same period in 1999. Net product revenues increased to $53,318,000 in 2000 from $29,891,000 in 1999 due to 33 scanners having been sold in 2000 compared to 19 in 1999. In 2000, the increase in average scanner selling price was also attributable to the increase in scanner revenues. The increase in revenue was reduced by the adoption of Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements (SAB 101) in the 4th quarter of 2000 which resulted in deferring a portion of scanner sales related to the installation until such installation services have been performed. The Company deferred $368,000 for the year ended 2000 as a result of this change in accounting policy. Service revenues increased 19% to $8,248,000 in 2000 from $6,938,000 in 1999 due to increases in scanners under service contracts and spare parts revenue. The increase in spare parts revenue was due to the payment of receivables from Imatron Japan amounting to $1,242,000 which had previously been deferred because payment was not reasonably assured. Since 1998, revenues on spare parts shipped to Imatron Japan, a major customer, were deferred and related costs were recognized due to the customer's difficulty in paying as a result of the economic and currency uncertainties in Japan. Other product sales represent revenues from Caral's machining and fabrication services. Other


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


product sales increased to $854,000 in 2000 from $720,000 in 1999 due to an increase in sales to a greater number of third-party customers.

Total cost of revenues as a percent of revenues for the year ended 2000 was lower at 59% as compared with 72% in 1999. Product cost of revenues as a percent of product revenues decreased to 56% in 2000 from 68% in 1999 due to shipment of 33 scanners with higher gross margins compared to 19 shipments in 1999. Although, the cost of product sales decreased in 2000 due to the adoption of SAB 101, it did not affect the cost of product revenue as percent of revenues. In 1999, the high cost of product sales was due to the decrease in production of new scanners, resulting in a significant portion of the fixed overhead of the manufacturing facility being expensed to cost of revenue. Service cost of revenues as a percent of service revenue decreased to 78% in 2000 from 89% in 1999 due to the recognition of spare parts revenue from Imatron Japan which was deferred since 1998 pending payment of its receivables. The related costs were expensed during the prior period resulting in a decrease in cost as a percent to revenues for the year ended 2000. Other product cost of revenues as a percent of other product revenues slightly decreased to 97% in 2000 from 98% in 1999 due to increased sales to external customers.

Operating expenses for the year ended 2000 increased to $20,845,000 or 33% of revenues, compared to $16,332,000, or 43% of revenues in 1999. Research and development expenses of $8,944,000 in 2000 increased from $7,045,000 in 1999 due to an increase in materials for new product development programs and increased compensation expenses. Marketing and sales expenses increased to $8,562,000 in 2000 from $6,244,000 in 1999 due primarily to increases in headcount and sales commissions resulting from increased scanner sales. Administrative expenses increased to $3,196,000 in 2000 from $2,622,000 in 1999 due primarily to an increase in headcount resulting from increased business activities. The increase was partially offset by $1,537,000 received on the settlement of receivables reserved in 1998 and 1999. Goodwill amortization amounting to $141,000 and $139,000 in 2000 and 1999, respectively, represent the amortized portion of goodwill related to the acquisition of Caral. Restructuring charges of $282,000 relates to severance and related benefits paid by the Company during the first quarter of 1999 as part of it's reorganization plan.

Gain on sale of service business totaled $1,525,000 and relates to sale of service business in Japan. Interest income increased to $548,000 in 2000 from $242,000 in 1999. The increase was due to higher average cash and investment balances during 2000 compared to 1999 resulting from cash generated from scanner sales in 2000. Interest expense represents interest incurred on capital lease obligations on certain office equipment. The cumulative effect of a change in accounting principle amounting to $29,000 was due to the adoption of SAB 101.

1999 vs. 1998

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


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


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

Interest income increased to $242,000 in 1999 from $155,000 in the comparable period of 1998. The increase was due to higher average cash and investment balances during 1999 compared to 1998 resulting from cash generated from scanner sales, private offering of the Company's common stock, and exercises of warrants and stock options in 1999. Interest expense represents interest incurred on capital lease obligations on certain office equipment.

The Company incurred a non-cash charge to income of $874,000 recorded as a return to minority interest expense for the year ended 1998, in connection with amortization of beneficial conversion features granted to the holders of the HeartScan convertible Series A Preferred Stock.

Discontinued operation:

On July 13, 1998, the Company announced its intention to divest its HeartScan subsidiary. Accordingly, the Company restated its financial statements to reflect the classification of HeartScan as a discontinued operation for all periods presented (See Note 17).

During the twelve months of 1999 and 1998, the Company reported losses from discontinued operations of $940,000 and $4,507,000, respectively, which relate to the discontinued operations of the HeartScan subsidiary. The decrease in operating loss was primarily due to the closure of the centers which had been consistently operating at a loss and the net gain realized from the sale of the centers. In 2000, income from discontinued operations of $207,000 was primarily due to the net gain realized from the sale of a scanner, offset by an increase in accrual for expected losses.

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

In 1999, the Company sold all its domestic centers for a net gain of $1,049,000. At December 31, 2000, the sale of HeartScan subsidiary was completed with the sale of the scanner in Cascais, Portugal for a net gain of $427,000.

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


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


Interpretation No. 44. The adoption of this interpretation did not have any material effect on the Company's consolidated financial position or results of operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has held investments consisting of interest bearing investment grade instruments consistent with the Company's investment policy. The Company has also entered into leasing arrangements. At December 31, 2000, the Company had money market mutual funds, certificates of deposit and commercial paper, which mature in less than twelve months. Additionally, the Company maintained leases for certain office equipment that have been accounted for as capital leases with a total obligation of $117,000 as of December 31, 2000. The Company does not believe that it is subject to any material exposure to interest rate, foreign currency or other market risks.

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
              Name                     Age         Position
              -------------------      -------     ---------------------------------------------------
              Dr. Douglas P. Boyd      59          Chairman of the Board,
                                                   Chief Technology Officer

              S. Lewis Meyer           56          Chief Executive Officer

              Terry Ross               53          President (retired January 1, 2001)

              Frank Cahill             54          Vice President, Finance and Administration, Chief
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


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


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

o    S.  Lewis  Meyer was  appointed  President,  Chief  Executive  Officer  and
     Director of Imatron in June 1993. From April 1991 until joining the Company, he was Vice President, Operations of Otsuka Electronics (U.S.A.) Inc., Fort Collins, Colorado, a manufacturer of clinical magnetic resonance systems and analytical nuclear magnetic resonance spectrometers. From August 1990 to April 1991, he was a founding partner of Medical Capital Management, a company engaged in providing consulting services to medical equipment manufacturers, imaging service providers, and related medical professionals. Prior thereto, he was President and Chief Executive Officer of American Health Services Corp. (now Insight Health Services Corp.), a developer and operator of diagnostic imaging and treatment centers

     Mr. Meyer received his B.S. degree in Physics from the University of the Pacific, Stockton, California, in 1966, a M.S. degree in Physics from Purdue University in 1968, and a Ph.D. in Physics from Purdue University in 1971.

o Terry Ross served as President of Imatron from January 1999 through December 2000. From 1989 to 1998, Mr. Ross was President, Chief Executive Officer and Director of Cemax-Icon, Inc., a medical imaging manufacturer. Prior thereto, he was Vice President of Sales and Marketing of the Company. Mr. Ross also held executive sales positions at Picker International, Inc. and ADAC Laboratories, Inc., all of which are medical imaging companies.

o Frank Cahill was appointed Vice President of Finance and Administration, Chief Financial Officer, and Secretary of Imatron on January 2, 2000. Prior to joining the Company, Mr. Cahill has held management positions from "Fortune 500" companies in New York to smaller start-up companies since relocating to California a few years ago. Most recently he was Vice President - Finance and Administration at Berkeley Heart Lab, Inc., the developer of a unique test to measure lipid particle density and Chief
     Financial Officer at MED-COR Health Information Solutions, Inc. a healthcare consulting and service firm.

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

                                     PART IV

ITEM 14 - EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K

  (a)   The following documents are filed as part of this Form:


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


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

(b)  Form 8-K Reports: None


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2001                 IMATRON INC.
                                      -----------------------------------


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
SIGNATURE                                  TITLE                                       DATE
--------------------------------------     ------------------------------------        ----------------------
                                           Director,
--------------------------------------     Chairman of the Board                       March 23, 2001
Douglas P. Boyd


--------------------------------------     Director
William J. McDaniel                                                                    March 23, 2001



--------------------------------------     Director
John L. Couch                                                                          March 23, 2001



--------------------------------------     Director
Allen Chozen                                                                           March 23, 2001



--------------------------------------     Director
Richard Myler                                                                          March 23, 2001


--------------------------------------     Director,
S. Lewis Meyer                             President/Chief Executive Officer           March 23, 2001
                                           (Principal Executive Officer)

                                                                                       March 23, 2001
--------------------------------------     Director
Terry Ross



--------------------------------------     Director
Aldo J. Test                                                                           March 23, 2001


--------------------------------------     Chief Financial Officer, Vice President,
Frank Cahill                               Finance and Administration, Secretary       March 23, 2001
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


=====================================================================================================
                                                 23

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================

                                  IMATRON INC.

                   Index to Consolidated Financial Statements

  STATEMENT                                                                 PAGE
  -----------------------------------------------------------------------   ----

  Independent Auditors' Report                                                25

  Consolidated Balance Sheets as of December 31, 2000 and 1999                26

  Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999, and 1998                                           27

  Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 2000, 1999, and 1998                                           29

  Consolidated Statements of Cash Flows for the years ended December 31,
  2000, 1999, and 1998                                                        30

  Notes to Consolidated Financial Statements                                  32


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


                          Independent Auditors' Report

The Board of Directors and Shareholders
Imatron Inc.:

We have audited the consolidated balance sheets of Imatron Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the index at Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imatron Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                    /S/ KPMG LLP

San Francisco, California
January 30, 2001


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================

                                  IMATRON INC.
                           Consolidated Balance Sheets
                                 (In thousands)
                                                                                           December 31,  December 31,
ASSETS                                                                                          2000         1999
                                                                                             ---------    ---------
Current assets
    Cash and cash equivalents                                                                $   4,718    $   9,198
    Short term investments                                                                         461        1,999
    Accounts receivable (net of allowance for doubtful accounts of $870 and
    $2,876 at December 31, 2000 and 1999, respectively):
           Trade accounts receivable                                                            19,300        8,570
           Accounts receivable from joint venture                                                 --            582
           Other receivables                                                                     2,184         --
    Inventories                                                                                 18,835       12,965
    Prepaid expenses                                                                               905        1,030
    Net current assets of discontinued operations                                                 --          1,019
                                                                                             ---------    ---------
Total current assets                                                                            46,403       35,363

Property and equipment, net                                                                      3,567        2,900
Goodwill, net                                                                                    1,101        1,242
Other assets                                                                                       417          669
Long-term net assets of discontinued operations                                                   --            469
                                                                                             ---------    ---------
Total assets                                                                                 $  51,488    $  40,643
                                                                                             =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                         $   3,037    $   2,998
    Deferred revenue                                                                             1,901        2,017
    Other accrued liabilities                                                                    9,448        8,101
    Capital lease obligations - due within one year                                                 35           30
                                                                                             ---------    ---------
Total current liabilities                                                                       14,421       13,146

Deferred income on sale leaseback transactions                                                    --            367
Deferred revenue                                                                                   293          180
Capital lease obligations                                                                           82          125
                                                                                             ---------    ---------
Total liabilities                                                                               14,796       13,818
                                                                                             ---------    ---------
Minority interest                                                                                 --             93
                                                                                             ---------    ---------
Shareholders' equity
    Common stock, no par value;  150,000 shares authorized;  104,599 and 100,042
    shares issued and outstanding December 31, 2000 and 1999, respectively                     128,108      121,566
    Additional paid-in capital                                                                   9,614        9,399
    Notes receivable from shareholders                                                          (3,230)        (150)
    Accumulated deficit                                                                        (97,800)    (104,083)
                                                                                             ---------    ---------
Total shareholders' equity                                                                      36,692       26,732
                                                                                             ---------    ---------
Total liabilities and shareholders' equity                                                   $  51,488    $  40,643
                                                                                             =========    =========

                 The accompanying notes are an integral part of these consolidated financial statements.

================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================

                                              IMATRON INC.
                                Consolidated Statements of Operations
                               (In thousands, except per share amounts)
                                                                 Years ended December 31,
                                                            --------------------------------
                                                                2000        1999        1998
                                                            --------    --------    --------
Revenues
   Product sales                                            $ 53,318    $ 29,891    $ 22,547
   Service                                                     8,248       6,938       6,863
   Other products sales                                          854         720        --
   Development contracts                                        --          --         1,250
                                                            --------    --------    --------
        Total revenue                                         62,420      37,549      30,660
                                                            --------    --------    --------
Cost of revenues
   Product sales                                              29,849      20,188      16,931
   Service                                                     6,436       6,162       6,363
   Other products sales                                          830         702        --
                                                            --------    --------    --------
        Total cost of revenues                                37,115      27,052      23,294
                                                            --------    --------    --------
Gross profit                                                  25,305      10,497       7,366
                                                            --------    --------    --------
Operating expenses
   Research and development                                    8,944       7,045       7,869
   Marketing and sales                                         8,562       6,244       4,456
   General and administrative                                  3,196       2,622       4,576
   Goodwill amortization                                         143         139        --
   Restructuring charges                                        --           282        --
                                                            --------    --------    --------
        Total operating expenses                              20,845      16,332      16,901
                                                            --------    --------    --------
Operating income (loss)                                        4,460      (5,835)     (9,535)

Gain on sale of service business                               1,525        --          --
Interest income                                                  548         242         155
Interest expense                                                 (23)        (68)        (20)
Other income (loss)                                             (238)         15        --
                                                            --------    --------    --------
Income (loss) from continuing operations before provision
   for income taxes                                            6,272      (5,646)     (9,400)
Provision for income taxes                                      (167)       --          --
                                                            --------    --------    --------
Income (loss) from continuing operations                       6,105      (5,646)     (9,400)
Income (loss) from discontinued operations                       207        (940)     (4,507)
Non cash return to minority interest                            --          --          (874)
                                                            --------    --------    --------
Income (loss) before cumulative effect of change in
   accounting principle                                        6,312      (6,586)    (14,781)
Cumulative effect on prior years (to December 31, 1999)
   of changing to a different revenue recognition method         (29)       --          --
                                                            --------    --------    --------
Net income (loss)                                           $  6,283    $ (6,586)   $(14,781)
                                                            ========    ========    ========


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


Net income (loss) per share:
    Income (loss) from continuing operations
       - basic and diluted                                  $  0.06     $(0.06)    $   (0.11)
                                                            =======     ======     =========
    Net income (loss) - basic and diluted                   $  0.06     $(0.07)    $   (0.18)
                                                            =======     ======     =========
Number of shares used in basic per share calculations       102,983     94,680        83,941
                                                            =======     ======     =========
Number of shares used in diluted per share calculations     106,931     94,680        83,941
                                                            =======     ======     =========
Proforma amounts assuming the new revenue recognition
    method is applied retroactively:
    Net income (loss)                                       $ 6,312    $(6,615)    $ (14,781)
                                                            =======     ======     =========
    Net income (loss) - basic                               $  0.06     $(0.07)    $   (0.11)
                                                            =======     ======     =========
    Net income (loss) - diluted                             $  0.06     $(0.07)    $   (0.18)
                                                            =======     ======     =========

The accompanying notes are an integral part of these consolidated financial statements.


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


                                                                    IMATRON INC.
                                                 Consolidated Statements of Shareholders' Equity
                                                                    (In thousands)
                                                    Common Stock       Additional   Deferred                Accum-
                                                 --------------------   Paid-in      Compen-     Notes      ulated
                                                  Shares      Amount     Capital     Sation    Receivable   Deficit       Total
                                                 --------    --------    --------   --------    --------    --------    --------
Balances at December 31, 1997                      78,815      90,728       9,290       (232)       --       (82,716)     17,070
Common stock issued for employee
   stock purchase plans, stock
   bonus and the exercise of
   warrants and employee stock                      1,984       1,949        --         --          --          --         1,949
   options
Conversion of subsidiary's
   convertible series A preferred
   stock to company's common stock                  7,496      14,798        --         --          --          --        14,798
Amortization of deferred
   compensation                                      --          --          --           62        --          --            62
Warrants issued for services                         --          --            50       --          --          --            50
Notes receivable from officers
   for exercise of stock options                     --          --          --         --          (488)       --          (488)
Net loss                                             --          --          --         --          --       (14,781)    (14,781)
                                                 --------    --------    --------   --------    --------    --------    --------
Balances at December 31, 1998                      88,295    $107,475    $  9,340    $  (170)    $  (488)  $ (97,497)   $ 18,660
Common stock issued for employee
   stock purchase plans, stock
   bonus and the exercise of
   warrants and employee stock                      3,118       4,016        --         --          --          --         4,016
   options
Common stock and warrants sold in
   private placements, net of
   offering costs                                   7,673       8,621        --         --          --          --         8,621
Common stock issued for
   acquisition of subsidiary                          956       1,454        --         --          --          --         1,454
Reversal of deferred compensation
   due to cancellation of stock
   options of discontinued                           --          --          --          170        --          --           170
   operations
Warrants issued per employment
   contract                                          --          --            10       --          --          --            10
Non-cash expense related to
   options issued to
    Non-employee directors                           --          --            49       --          --          --            49
Repayments of notes receivable                       --          --          --         --           338        --           338
Net loss                                             --          --          --         --          --        (6,586)     (6,586)
                                                 --------    --------    --------   --------    --------    --------    --------
Balances at December 31, 1999                     100,042    $121,566    $  9,399   $   --      $   (150)  $(104,083)   $ 26,732
Common stock sold in a private
   placement, net of offering                         281       1,151        --         --          --          --         1,151
   costs
Common stock issued for employee
   stock purchase plans, stock
   bonus and the exercise of
   warrants and employee stock
   options                                          1,285       2,391        --         --          --          --         2,391
Exercise of warrants for notes
   receivable from officers                         2,991       3,000        --       (3,000)       --          --
Interest on notes receivable from
   officers                                                                                         (117)                   (117)
Non-cash expense related to
   warrants and options issued to
   non-employees and directors                       --          --           215       --          --          --           215
Repayments of notes receivable                       --          --          --         --            37        --            37
Net income                                           --          --          --         --          --         6,283       6,283
                                                 --------    --------    --------   --------    --------    --------    --------
Balances at December 31, 2000                     104,599    $128,108    $  9,614   $ (3,000)   $   (230)  $ (97,800)   $ 36,692
                                                 ========    ========    ========   ========    ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================

                                  IMATRON INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                                                       Years Ended December 31
                                                                  --------------------------------
                                                                      2000        1999        1998
                                                                  --------    --------    --------
Cash flows from operating activities:
Net income (loss)                                                    6,283    $ (6,586)    (14,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                          766         757         780
Net income from discontinued operations                               (207)        940       4,507
Goodwill amortization                                                  141         139        --
Amortization of deferred compensation                                 --          --            62
Non-cash return to minority interest                                  --          --           874
Provision for (recovery of) doubtful accounts                       (1,252)        240       1,155
Options and warrants issued for services                               215          49          50
Common stock issued for good and services                              540       1,228         503
Loss on disposal of assets                                             246          22          20
Changes in operating assets and liabilities:
Accounts receivable                                                (11,080)     (1,209)        340
Inventories                                                         (5,870)      1,730      (1,507)
Prepaid expenses                                                       125        (202)       (428)
Other assets                                                           252         950        (417)
Accounts payable                                                        39        (671)        553
Other accrued liabilities                                            1,347       1,974       1,017
Deferred revenue                                                      (370)       (628)       (621)
                                                                  --------    --------    --------
Net cash used in operating activities:                              (8,825)     (1,267)     (7,893)
Net cash used in (provided by) discontinued operations               1,495      (3,555)        499
                                                                  --------    --------    --------
                                                                    (7,330)     (4,822)     (7,394)
                                                                  --------    --------    --------
Cash flows from investing activities:
Capital expenditures                                                (1,679)     (1,148)       (642)
Purchases of short-term investments                                 (2,523)     (4,062)       (885)
Maturities of short-term investments                                 4,061       2,063       1,065
Proceeds from sale of discontinued operations                          107       4,325
Acquisition of subsidiary, net of cash acquired                       --          (273)       --
                                                                  --------    --------    --------
Net cash used in (provided by) by investing activities:                (34)        905        (462)
                                                                  --------    --------    --------
Cash flows from financing activities:
Payments of obligations under capital leases                           (38)        (87)        (57)
Proceeds from issuance of warrant                                     --            10        --
Proceeds from issuance of common stock                               3,002      11,409       1,446
Loans to stockholders                                                 (117)       --          (488)
Repayment of loans to stockholders                                      37         338        --
                                                                  --------    --------    --------
Net cash provided by financing activities                            2,884      11,670         901
Net (decrease) increase in cash and cash equivalents                (4,480)      7,753      (6,955)
Cash and cash equivalents, at beginning of year                      9,198       1,445       8,400
                                                                  --------    --------    --------
Cash and cash equivalents, at end of year                            4,718    $  9,198       1,445
                                                                  ========    ========    ========

                                    Continued

================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================

                                  IMATRON INC.
                Consolidated Statements of Cash Flows, continued
                                 (In thousands)
Supplemental Disclosure of Noncash Investing and Financing Activities:
   HeartScan's conversion of preferred stock to Imatron
       common stock                                                       --     $  --     14,798
                                                                         =====   =======   ======
   Equipment acquired under capital leases:
       Continuing operations                                              --     $   139       39
                                                                         =====   =======   ======
   Notes issued for stock options and warrants exercised
       Continuing operations                                             3,000   $  --        488
                                                                         =====   =======   ======
   Cash paid for interest on capital lease obligations:
       Continuing operations                                                23   $    68       20
                                                                         =====   =======   ======
       Discontinued operations                                            --     $   247      390
                                                                         =====   =======   ======

    The accompanying notes are an integral part of these consolidated financial statements.


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


                                  IMATRON INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF COMPANY

Imatron Inc., a New Jersey corporation incorporated in 1983, is a technology-based company principally engaged in the business of designing, manufacturing, and marketing a high performance Electron Beam Tomography ("EBT") scanner. The scanner is used in large and mid-sized hospitals and free standing imaging clinics. Imatron Inc. provides service, parts, and maintenance to hospitals and clinics that operate its scanners, as well as medical equipment manufactured by other companies.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, HeartScan Imaging Inc. ("HeartScan") and Caral Manufacturing ("Caral"). All significant intercompany balances and transactions have been eliminated in consolidation.

On July 13, 1998, the Company adopted a formal plan to sell its HeartScan subsidiary in order for the Company to focus more comprehensively on the core business of manufacturing and servicing quality EBT scanners. For all periods presented, the financial statements reflect the Company's HeartScan segment as a discontinued operation.

On January 6, 1999, Imatron acquired a 100% interest in Caral in an acquisition accounted for under the purchase method of accounting. Beginning January 6, 1999, the financial position and operating results of Caral were consolidated with those of the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principle requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

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

The Company sells its products worldwide through a direct employee-based sales organization and independent distributors. In addition, the Company maintains geographically based sales and marketing organizations that are


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


responsible for marketing, sales and distribution of the Company's products in the United States, Europe, Africa, the Middle East, Canada, Latin America and the Asia-Pacific region. The Company generally requires cash deposits or irrevocable letters of credit for scanners ordered and maintains allowances for potential credit losses. There have been no losses arising from the sale of scanners. Spare parts are sold on terms to distributors and end-users.

The Company's revenues are principally derived from the sales of the EBT scanner. Many of the components and sub-assemblies used in the scanner have been developed and designed by Imatron to its custom specifications and are obtainable from limited or single sources of supply. In view of the customized nature of many of these components and sub-assemblies, there may be extended delays between their order and delivery. Delays in such delivery could adversely affect Imatron's present and future production schedules. The Company has made and continues to make inventory investments to acquire long lead-time components and sub-assemblies to minimize the impact of such delays. In recent years, the Company has developed alternative sources for many of its scanner subcomponents and continues its programs to qualify vendors for the other critical parts.

COMPREHENSIVE INCOME (LOSS)

The Company has no  components of other  comprehensive  income (loss) other than
its  net  income  (loss)  and,  accordingly,   comprehensive  income  (loss)  is
equivalent to net income (loss) for all periods presented.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist principally of cash on deposit with banks and money market accounts that are stated at costs, which approximates fair value.

FINANCIAL INSTRUMENTS

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of other comprehensive income (loss), if material. Fair values of investments are based on quoted market prices. Short-term investments at December 31, 2000 and 1999 consist of commercial paper and government securities, respectively, and are classified as available for sale.

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

INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Provisions are made in each period for the estimated effects of excess and obsolete inventories.

The company policy is to reserve 100% on obsolete inventories, defined as parts that are no longer used in production, upgrades and repairs. Parts that are not defined as obsolete are classified into different subsections. The reserve percentages for each subsection represent the total value of parts in each subsection that have the potential to be obsolete in the next 12 months.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. Equipment under capital leases, except for scanner equipment and leasehold improvements, are


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


amortized using the straight-line method over the lesser of their estimated useful lives or the remaining term of the related leases.

Estimated useful lives are as follows:

                  Machinery and equipment            3 - 5 years
                  Furniture and fixtures             3 - 5 years
                  Leasehold improvements                 5 years

GOODWILL AND LONG-LIVED ASSETS

Goodwill represents the excess of cost over net assets of Caral, and is amortized on a straight-line method over 10 years. Accumulated amortization of goodwill was $280,000 and $139,000 as of December 31, 2000 and 1999, respectively. The Company accounts for goodwill and other long-lived assets under, SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that goodwill and long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on these evaluations, there were no adjustments to the carrying value of goodwill and other long-lived assets in the fiscal periods reported.



================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


REVENUE RECOGNITION AND CHANGE IN ACCOUNTING PRINCIPLE

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies.

The Company adopted SAB 101 in the fourth quarter of fiscal year 2000 and in accordance with APB Opinion No. 20 Accounting Changes and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements, results of operations for the first, second and third quarter of fiscal year 2000 have been restated to reflect the new revenue recognition policy. The effect of the adoption of SAB 101 on retained earnings as of January 1, 2000 has been reflected as cumulative effect of change in accounting principle in the net income for the year ended December 31, 2000. The cumulative effect includes reversal of $442,000 and $413,000 related to revenues and costs of sales, respectively, recognized in prior periods.

Prior to September 30, 2000, the Company recognized product revenue upon shipment to the customers or customer-designated locations.

Upon adoption of SAB 101, the Company changed its revenue recognition policy to reflect the multi- element nature of its sales contracts. The Company's arrangement with its customers typically includes an installation service, which is performed at some time subsequent to the shipment of the scanner. Based on the criteria included in SAB 101, the Company concluded that the undelivered installation is not essential to the functionality of the delivered equipment. The Company used the following indicators in its evaluation:

         o    The   equipment   is  a  standard   product  and  no   significant
              customization is required upon installation;

         o Installation is primarily related to assembly and does not alter the equipment capabilities;

         o    The installation service is available from other vendors.

Thus, the Company as changed its revenue recognition policy to the following:

Revenue associated with the sale of scanners is recognized when:

         o    Persuasive evidence of an arrangement exists;

         o    Delivery has occurred;

         o    The  Company's  price to the  customer is fixed and  determinable;
              and,

         o    Collectibility is reasonably assured.

At the time of shipment, the Company defers revenue associated with installation services based on the fair value of those services until the installation service is performed and completed. The fair value of the installation services was established based on historical charge rates for similar services provided by the Company to the customers of its service business. The Company accrues for estimated scanner warranty cost upon scanner shipment. Revenue from the sale of parts is recognized upon shipment. Revenue earned under maintenance contracts is recognized ratably over the service period.


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================

The Company's  interim  results of operations  have been restated as follows (in thousand, except per share amounts):
                                                                                    Three Months Ended
                                                                        September 30,     June 30,       March 31,
                                                                             2000            2000           2000
                                                                          -------         -------        -------
Revenue as originally reported                                             17,805          15,517         11,348
Effect of change in revenue recognition                                      (110)             37           (110)
                                                                          -------         -------        -------
Revenue as restated                                                        17,695          15,554         11,238
                                                                          =======         =======        =======
Net income as originally reported                                           1,577           1,044            248
Effect of change in revenue recognition                                        (7)              3             (7)
                                                                          -------         -------        -------
Income before cumulative effect of change in accounting principle
                                                                            1,570           1,047            241
Cumulative effect on prior years (to December 31, 1999) of
   changing to a different revenue recognition method                                                        (29)
                                                                          -------         -------        -------
Net income as restated                                                      1,570           1,047            212
                                                                          =======         =======        =======

The adoption of SAB 101 did not have any effect on the originally reported earnings per share amounts.

SALE LEASEBACK ARRANGEMENT

In 1998 and 1997, the Company sold scanners to third-party leasing companies. HeartScan, in turn, entered into leasing arrangements with these third-party leasing companies to obtain use of these scanners in its clinics. The provisions of these leasing arrangements included monthly rental payments over a 5-year term with a guarantee of the payments by Imatron. HeartScan accounted for these leases as capital leases. Imatron recognized revenue equal to its scanner cost and deferred the profit on its sales to the leasing companies. The Company amortized its deferred profit to product sales over the five-year term of the HeartScan leases. Imatron recognized $70,000, $356,000, and $501,000 of deferred profit for these leases for the years ended December 31, 2000, 1999, and 1998, respectively. The unamortized portion of the deferred revenue amounting to $412,000 was recorded to net income in the fourth quarter of 2000 upon the sale of the final HeartScan center.

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

NET INCOME (LOSS) PER SHARE

The Company computes and discloses its net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic income (loss) per share is computed based on the weighted average number of common shares outstanding, and


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


diluted income (loss) per share is computed based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period. Stock options and warrants were excluded from the diluted calculation for 1999 and 1998, as their effects were anti-dilutive.

STOCK-BASED COMPENSATION

The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and has elected to continue to account for stock-based compensation using methods prescribed in Accounting Principle Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25 compensation expense on fixed stock awards is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the award. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services".

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

FOREIGN CURRENCY TRANSLATION

The Company's foreign operations use the U.S. dollar as the functional currency and, accordingly, their monetary assets and liabilities are remeasured at the year-end exchange rates and non-monetary assets and liabilities are remeasured at historical exchange rates. Statements of operations are remeasured at the average exchange rates for the period. Foreign currency transaction gain and losses are recognized in current operations and have not been significant to the Company's results in any period. The effect of foreign currency rate changes on cash and cash equivalents has not been significant in any period presented.

Note 2 - FINANCIAL INSTRUMENTS

Investments were as follows:
                                                            December 31,
                                                      -------------------------
                                                        2000            1999
                                                      --------         --------
                                                            (In thousands)
Money market mutual funds                             $  4,321         $  4,600
Certificate of deposit                                     573             --
Commercial paper                                           285            6,597
                                                      --------         --------
Total investments                                        5,179           11,197
Less amounts classified as cash and cash equivalents    (4,718)          (9,198)
                                                      --------         --------
Short-term investments                                $    461         $  1,999
                                                      ========         ========

Cost approximated fair value of all investments at December 31, 2000 and 1999.


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


Note 3 - inventories

Inventories were as follows:
                                                             December 31,
                                                      -------------------------
                                                          2000             1999
                                                      --------         --------
                                                            (In thousands)
Purchased parts and sub-assemblies                    $ 7,377           $ 4,272
Service parts                                           2,588             1,747
Work-in-progress                                        6,209             4,718
Finished products                                       2,661             2,228
                                                      --------         --------

                                                      $18,835           $12,965
                                                      ========         ========

Note 4 - PROPERTY AND EQUIPMENT, Net

Property and equipment, at cost, were as follows:

                                                             December 31,
                                                      -------------------------
                                                          2000             1999
                                                      --------         --------
                                                            (In thousands)

Machinery and equipment                               $  7,036         $  6,644
Furniture and fixtures                                   1,763            1,527
Leasehold improvements                                   2,718            2,386
                                                      --------         --------
                                                        11,517           10,557

Less accumulated depreciation and amortization          (7,950)          (7,657)
                                                      --------         --------

                                                      $  3,567         $  2,900
                                                      ========         ========


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


Note 5 - OTHER ACCRUED LIABILITIES

Other accrued liabilities were as follows:

                                                             December 31,
                                                      -------------------------
                                                          2000             1999
                                                      --------         --------
                                                            (In thousands)

Warranty and product upgrades                         $  3,677         $  3,436
Deferred income on sale leaseback transactions            --                114
Customer deposits                                        1,378            1,362
Employee compensation                                    2,654            1,372
Other                                                    1,739            1,817
                                                      --------         --------

                                                      $  9,448         $  8,101
                                                      ========         ========


Note 6 - ACQUISITIONS

CARAL MANUFACTURING

On January 6, 1999 (closing date) Imatron acquired a 100% interest in Caral Manufacturing ("Caral"). Caral was a major vendor of Imatron and manufactures custom-made parts for scanners.

The purchase price of the acquisition was comprised of $275,000 in cash, 624,113 shares of common stock issued at closing plus an issuance of shares of common stock based on the market price of the Company's common stock as of July 6, 1999. The shares issued at closing were valued at $825,000 or $1.3219 per share, which was the average stock price for the period from December 7, 1998 to December 18, 1998, the period surrounding the date the terms of the acquisition were agreed. The security price of the Company's common stock as of July 6, 1999 was below $2.90 per share, and as part of the agreement, the Company issued 332,279 additional shares. In accordance with EITF 97-15, the contingency was valued at $629,000.

The acquisition was accounted for using the purchase method of accounting, and accordingly, the operating results of Caral have been included in the Company's consolidated financial statements from January 6, 1999 forward. The purchase price was allocated to the acquired assets and assumed liabilities based on their respective estimated fair values at the date of acquisition. The fair value of assets acquired was $660,461 and liabilities assumed was $320,000. The excess of the aggregate purchase price over the fair market value of net assets acquired amounting to $1,389,000 is classified as goodwill, and amortized on a straight line method over 10 years.

POSITRON CORPORATION

On January 25, 1999, the Company acquired 9,000,000 shares of common stock of Positron Corporation ("Positron") representing a 55% interest for $100. On August 18, 1999, the ownership interest of the Company in Positron was diluted to 16% as a result of the completion of a private equity financing of Positron's common stock. As such, Imatron's control in Positron was temporary and accordingly, the Company accounts for its investment in Positron at cost.

In conjunction with the execution of a letter of intent and the consummation of the purchase business combination with Positron, the Company made working capital advances to Positron under a $600,000 credit facility at an interest rate 1/2% over the prime interest rate. On August 9, 1999, Positron paid its obligation of $600,000 including $56,000 of interest to the Company. The Company did not engage in any transactions with Positron during the year ended December 31, 2000.


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


Note 7 -RESTRUCTURING AND REORGANIZATION CHARGES

On February 8, 1999, the Company implemented a restructuring plan to reduce costs and improve operating efficiencies. The plan included elimination of approximately 20% of the Company's workforce in various departments and its HeartScan subsidiary including disposal of its HeartScan operations (see Note
17). The cost associated with this reduction in staff, consisting primarily of severance and related benefits, was $282,000 and was paid in the first quarter of 1999.

Note 8 - RELATED PARTY TRANSACTIONS

JOINT VENTURE COMPANY

In 1994, the Company formed a joint venture, Imatron Japan, Inc. ("Joint Venture") with two unrelated parties. Imatron had a 24% interest in the Joint Venture, which was carried at no value in the accompanying consolidated balance sheet as of December 31, 1999. The Company had been accounting for this investment under the equity method of accounting.

The Company recognized revenues of $0, $2,800,000 and $2,800,000 from scanner sales to Imatron Japan, Inc. in fiscal 2000, 1999 and 1998, respectively. All scanner sales were either fully paid in advance or payable under irrevocable letter of credit without a right to return.

In October 2000, in connection with the Marubeni transaction (see Note 9) the Company acquired a service business owned by the Joint Venture in exchange for forgiveness of account receivable from the Joint Venture of $2,779,000. As of the transaction date, the Company recognized $1,242,000 of service revenue and reversed an allowance for doubtful accounts in the amount of $1,537,000, which had been established in 1998 and 1999. The service revenue related to prior year sales of spare parts to Imatron Japan, Inc which had been deferred due to uncertainty of payments. In November 2000, the service business was sold to Marubeni Corporation.

NOTES RECEIVABLE FROM OFFICERS

At December 31, 1999, the Company held 2 notes receivable amounting to $113,000 and $37,000 from the Company's Chief Executive Officer and the former Chief Financial Officer, respectively. These notes arose from transactions in 1998, whereby the Company provided loans for the purchase of 700,000 shares of common stock under the Company's stock option plan. During 2000, the balance on notes receivable increased to $3,230,000 due to the exercises of warrants by the Company's former President to purchase 2,991,027 shares of common stock for a full recourse note in the amount of $3,000,000 and accrued interest thereof, in the amount of $117,000. These warrants were issued in 1999 in connection with the private placement of shares (see Note 11). The note, which bears an interest rate of 7.25% per annum, is payable in full on June 15, 2001. All notes are full recourse and are collateralized by the shares of common stock. The receivable is shown on the balance sheet as a reduction in equity.


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


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

MARUBENI CORPORATION

In November 2000, the Company entered into an agreement with Marubeni Corporation and their wholly owned subsidiary Meditec corporation (collectively "Marubeni"). Pursuant to the agreement the Company appointed Marubeni as its exclusive importer, distributor and customer service provider for EBT scanners in Japan through 2003. The Company also transferred all assets and rights to the service business previously acquired from its related party Imatron Japan, Inc. to Marubeni (see Note 8). In consideration for the rights and assets acquired, Marubeni paid the Company a total of 500 million yen, or approximately $4,654,000. The total transaction fee was allocated to different elements of the arrangement based on their relative fair values. The Company deferred revenue in the amount of $350,000 which represents the estimated fair value of the distributorship rights for a three-year period based on a third party valuation. The deferred revenue will be amortized to net income over the life of the distributor agreement. The remaining arrangement fee totaled $4,304,000 and was recognized as proceeds from sale of the service business offset by the cost of the service business of $2,779,000 and was recorded as other income.

Note 10 - COMMITMENTS and CONTINGENCIES

OPERATING LEASES

The Company leases its present facilities under various operating leases expiring between July 2002 and February 2004. Future minimum rental payments under the leases as of December 31, 2000, are as follows (in thousands):

                         2001                     $ 1,328
                         2002                       1,375
                         2003                       1,118
                         2004                         115
                                            ----------------
                         Total                    $ 3,936
                                            ================

Rent expense for operating leases totaled $1,153,000, $1,022,000, and $972,000 in 2000, 1999, and 1998, respectively.


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under non-cancelable lease agreements. As of December 31, 2000, equipment under the capital lease arrangements and included in property and equipment aggregated $117,000. Accumulated amortization related to this equipment totaled $31,000 as of December 31, 2000.

Future minimum lease payments under capital lease obligations at December 31, 2000, are as follows (in thousands):

                 2001                                        $ 50
                 2002                                          50
                 2003                                          48
                                                           ---------
                 Total minimum payments                       148
                 Less amounts representing interest           (31)
                                                           ---------
                 Total principal                              117
                 Less portion due within one year             (35)
                                                           ---------
                 Long-term portion                           $ 82
                                                           =========

Interest paid on capital lease obligations was $23,000, $68,000, and $20,000 in 2000, 1999, and 1998, respectively.

LICENSE AGREEMENTS

In February 1981, the Company was granted the exclusive use for five years and nonexclusive use thereafter of certain technology and a patent pending owned by the University of California ("UC") under the terms of license and sublicense agreements between UC and Emersub Incorporated ("Emersub"), a wholly owned subsidiary of Emerson Radio Corp. and Imatron Associates (the predecessor to the Company). In June 1986, the license and sublicense agreements were amended to extend the Company's exclusive use of the technology through the remaining life of the patent #4,352,021, "X-ray Transmission Scanning System and Method and Electron Beam X-ray Scan Tube for Use Therewith" in exchange for modified annual royalty payments to Emersub equal to 2.125% of net sales of certain components of the C-150 EBT scanner. On October 8, 1997, UC canceled the license to Emersub and granted the Company a license for the remaining life of the patent on substantially the same terms as the Emersub license agreement. Imatron agreed to pay UC royalties in the amount of $9,185 for each scanner sold from January 1, 1997 through September 28, 1999, the patent expiry date. Royalties for 1999 and 1998 were $77,790 and $137,775, respectively. There was no royalty payment made in 2000 as the license agreement has expired.

Pursuant to the 1995 Memorandum of Understanding with Siemens, the Company transferred five patents to Siemens, two of which cover features of the Company's C-150 scanner. Siemens has granted to the Company a non-exclusive, irrevocable, perpetual license to the five patents. The license is subject to a royalty of $20,000 for each new C-150 unit (or other EBT unit produced by Imatron after April 1, 1995), commencing with the 21st C-150 (or other Imatron
EBT) unit produced in any year and continuing thereafter for ten years after such first quarter in which such 21st unit is produced. For the year ended December 31, 2000, Imatron produced 26 scanners and has accrued $120,000 of royalty expenses for the 6 scanners produced in excess of 20.


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


Note 11- CAPITAL STOCK

COMMON STOCK

The Company has authorized 150 million shares of common stock.

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

On June 15, 1999, the Company closed a private placement offering of the Company's common stock with the Company's President whereby the Company sold for $3,025,000:

 - 3,767,713 shares of common stock;

 - A warrant to purchase up to an additional $3 million of common stock in increments of $500,000 at a price equal to 125% of the closing price (or $1.003 per share); and

 - A warrant to purchase 360,000 shares of common stock with an exercise price of 130% of the closing price (or $1.044 per share) with a one year vesting period and an expiration date of June 15, 2004.

On July 23, 1999, the Company closed a private placement offering of the Company's common stock whereby 3,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock at $1.25 per share were sold for $3,000,000.

In 2000, the Company raised an aggregate of $3,002,000 from exercises of stock options, warrants, and sale of its common stock, at an average price of $2.26 per share. The Company issued a total of 1,325,989 shares of its common stock in relation to these transactions.

In addition, the Company issued warrants to purchase shares of the Company's common stock to non-employees for marketing services at an exercise price of $2.00 per share. The fair value of these securities estimated on the date of grant using the Black Scholes option-pricing model was approximately $1.74, with the following assumptions: expected stock price volatility of 80%; risk-free interest rate of 6.25%; and an contractual 10 year life. The fair value of these instruments was recorded as an increase in additional paid in capital amounting to $174,000. The fully vested options were recorded as prepaid expense and are being amortized over two years, the term of the agreement.

During the second quarter of 2000, the President of the Company exercised his warrants to purchase 2,991,027 shares of the Company's common stock (see Note
8). These warrants were issued under the 1999 private placement offering of the Company's common stock.

MINORITY INTEREST

HeartScan has authorized 1,000,000 shares of .001 par value preferred stock. There are 200,000 issued and outstanding shares at December 31, 2000 and 1999, of which, 100,000 shares have been designated "Series A Preferred Stock" and 100,000 have been designated "Series B Preferred Stock."

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

Each share of Series A and B Preferred Stock is entitled to ten votes. These shares had certain conversion rights, which expired unexercised on June 26, 2000.


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


The Series A Preferred Stock was sold on June 26, 1996 in a private placement offering at $160 per share which realized net proceeds to the Company of $14,798,000. The investment by the Series A Preferred Stock holders has been accounted for as a minority interest holding in HeartScan with $5,890,000 of the proceeds being allocated to paid-in-capital for the intrinsic value of the Imatron beneficial conversion feature. A non-cash return to the minority interest expense of $874,000 was recognized for the amortization of the beneficial conversion feature for 1998. The beneficial conversion feature was fully amortized in 1998.

Imatron was the holder of the Series B Preferred Stock at December 31, 2000 and 1999.

WARRANTS

A summary of the Company's  outstanding  warrants as of December 31, 2000, 1999, and 1998 and  changes  during  the  years  then  ended is  presented  below  (in thousands, except per share amounts):
                                 Warrants to Purchase   Weighted Average        Range of
                                    Common Shares       Exercise Price       Expiration Dates
                                    -------------       --------------     ------------------

Outstanding at December 31, 1997       6,164                3.85            2000 - 2001
                                    -------------       --------------     ------------------

Issued                                 1,130                4.22                   2002
Exercised                               (213)               1.82            2000 - 2002
Canceled                                --                                         --
                                    -------------       --------------     ------------------

Outstanding at December 31, 1998       7,081                3.97            2000 - 2002
                                    -------------       --------------     ------------------

Issued                                 4,567                1.08            2000 - 2004
Exercised                             (1,150)               1.28            2000 - 2002
Canceled                                --                                         --
                                    -------------       --------------     ------------------

Outstanding at December 31, 1999      10,498            $   3.00            2000 - 2004
                                    -------------       --------------     ------------------

Issued                                  --               --                        --
Exercised                             (3,338)               1.14            2000 - 2002
Canceled                                (112)               2.42                   2000
                                    -------------       --------------     ------------------

Outstanding at December 31, 2000       7,048            $   3.89            2001 - 2004
                                    =============       ==============     ==================

COMMON STOCK RESERVED

At December 31, 2000, the Company has reserved shares of common stock for future issuances as follows (in thousands):

                          Stock option plans             9,230
                          Stock purchase plan              372
                          Stock warrants                 7,048
                          Stock bonus plans                503
                                                     ------------
                          Total                         17,153
                                                     ============

================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


Note 12 - STOCK-BASED COMPENSATION

PROFORMA STOCK COMPENSATION

At December 31, 2000, Imatron has two stock option plans, Employee Stock Purchase Plan, and stock bonus plan, which are described below. The Company applies APB No. 25 and related interpretations in accounting for its plans.

Proforma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company has accounted for its employee stock options and employee stock purchase plan under the fair value method of that Statement. The fair value of awards was estimated at the date of grant using an option pricing model with the following weighted-average assumptions.

                                        2000           1999             1998
                                     -----------    ------------    ------------

  Expected stock price volatility      80.00%         80.00%         80.20%
  Risk-free interest rate               5.75%          6.91%          5.50%
  Expected life - years                 9.35           8.00           7.53
  Expected dividend yield               0.00%          0.00%          0.00%

For purposes of pro forma disclosures, the estimated fair value of the awards is amortized to expense over the awards vesting period.  Had the Company elected to recognize  compensation expense based on the fair value of the awards granted at grant dates as  prescribed  by SFAS 123, net income (loss) and basic and diluted income  (loss) per share  would  have been  increased  to the pro forma  amounts indicated in the table below (in thousands except per share amounts):
                                                               2000            1999              1998
                                                          -------------   --------------    --------------
  Net income (loss) - as reported                              $6,283         ($6,586)         ($14,781)
  Net income (loss) - pro forma                                   406         ($8,579)         ($15,763)
  Basic and diluted - net loss per share - as reported          $0.06          ($0.07)           ($0.18)
  Basic and diluted - net loss per share - pro forma            $0.00          ($0.09)           ($0.19)

The weighted average fair value of options granted in 2000, 1999, and 1998 were $2.31, $1.21, and $1.92 per share, respectively. The weighted average remaining contractual life of all options at December 31, 2000, is 8.3 years.

The pro forma effect on net loss is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants prior to 1995, and the compensation expense that will be recognized in future years as the vesting options become exercisable.

DIRECTOR STOCK OPTION PLAN

The Company's Directors' Stock Option Plan is authorized to issue 1,500,000 shares under the plan. Each eligible director is entitled to receive 40,000 options upon election and 40,000 options annually, thereafter.

All stock options under the Directors Plan are granted at 85% of the common stock's fair market value at the grant date. Options granted under the plan generally vest immediately with an option for the Company to repurchase the shares and expire ten years from the grant date. Compensation expense related to options granted to the Company's directors computed on an intrinsic value basis totaled $41,000, $49,000, and $0 in 2000, 1999, and 1998, respectively.


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


EMPLOYEE STOCK OPTION PLAN

In March 1983, the Company adopted a stock option plan which provides for the granting of incentive stock options to employees and non-statutory stock options to non-employees, and certain consultants. The shareholders approved the plan, as amended, in March 1984. In 1993 the original plan ("1983 Plan") terminated and a new plan ("1993 Plan") was approved. The terms of the 1993 Plan are consistent with the terms of the 1983 Plan. On June 18, 1999, at the annual meeting, the shareholders approved an amendment to the 1993 Plan to increase the shares authorized thereunder to 11,500,000 common shares.

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


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


A summary of the activity under the Imatron stock option plans is as follows (in thousands, except per share amounts):

                                                                                Outstanding Options
                                                                -------------------------------------------------------
                                                Shares                                Exercise           Aggregate
                                               Available          Number of           price per            exercise
                                               for Grant            shares              share               price
                                             ---------------    ---------------    -----------------    ---------------
Balances at December 31, 1997                       1,104              3,688         $0.43 - $5.00             5,584
Shares reserved for issuance                          450                 --              --                      --
Options granted                                    (1,254)             1,254         $1.28 - $2.56             2,774
Options exercised                                      --             (1,280)        $0.37 - $2.63              (724)
Options canceled                                      178               (178)        $0.61 - $3.31              (411)
Options repricing:
         Options canceled                              --             (1,920)        $1.78 - $2.56            (4,988)
         Options re-granted                            --              1,920         $1.50 - $2.56             3,685
                                             ---------------    ---------------    -----------------    ---------------
Balances at December 31, 1998                         478              3,484         $0.61 - $5.00             5,920

Shares reserved for issuance                        6,500                 --              --                      --
Options granted                                    (3,367)             3,367         $1.00 - $2.19             4,998
Options exercised                                      --               (762)        $0.37 - $2.56            (1,019)
Options canceled                                      891               (891)         $1.00- $3.99            (1,479)
                                             ---------------    ---------------    -----------------    ---------------
Balances at December 31, 1999                       4,502              5,198         $0.71 - $5.00             8,420
Options granted                                    (3,171)             3,171         $1.41 - $3.56             7,313
Options exercised                                      --               (470)        $0.71 - $2.56              (671)
Options canceled                                      376               (376)         $1.00- $3.56              (705)
                                             ---------------    ---------------    -----------------    ---------------
Balances at December 31, 2000                       1,707              7,523         $1.00 - $4.99            14,357
                                             ===============    ===============    =================    ===============

The following table summarizes  information concerning Imatron's outstanding and exercisable  options as of  December  31, 2000 (in  thousands,  except per share amounts):
                                                         Options Outstanding                 Options Exercisable
                                                  -------------------------------------  -----------------------------
                                                    Weighted                                Weighted
                                                     Average             Weighted           Average
                                                    Remaining            Average             Number
      Range of                 Number of           Contractual           Exercise              of           Exercise
   Exercise Prices              Shares                Life                Price              Shares           Price
------------------------     ----------------     ----------------    -----------------  --------------    -----------
    $1.00 - $2.00                    2,880            8.20                $1.29                1,299       $1.26
    $2.01 - $3.00                    4,530            8.40                $2.28                1,554       $2.28
    $3.01 - $4.00                       63            9.20                $3.56                   12       $3.56
    $4.01 - $5.00                       50            0.5                 $4.99                   50       $4.99
                             ----------------     ----------------    -----------------  --------------    -----------
                                     7,523            8.30                $1.93                2,915       $1.88
                             ================     ================    =================  ==============    ===========

Options for 2,915,067, 1,287,311, and 1,448,685 shares of the Company's common stock were exercisable under the plans at December 31, 2000, 1999, and 1998 at an aggregate exercise price of $5,476,000, $2,140,000, and $2,435,000, respectively.


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


In October 1995, HeartScan approved the adoption of the HeartScan Imaging, Inc. 1995 Stock Option Plan ("HSI Stock Option Plan"), which provided for the granting of incentive stock options to employees and nonstatutory stock options to employees, nonemployee directors, and certain consultants. On July 13, 1998, all outstanding options to purchase HeartScan common stock were canceled as a result of the Company's decision to sell the HeartScan subsidiary.

STOCK BONUS PLAN

On June 18, 1999, at the annual meeting, the shareholders approved an amendment to the 1987 Stock Bonus Plan to increase the authorized shares from 1,200,000 common shares to 2,200,000 common shares. In addition, the Company's Board of Directors approved the increase in the number of shares awarded in 1999 fiscal period from 400,000 shares to 650,000 shares.

The Company granted 240,515, 644,173, and 285,250 shares under the plan in 2000, 1999, and 1998, respectively. Accordingly, the Company recorded compensation expense equal to the fair value of the stock issued amounting to $540,000, $810,000, and $460,000 in 2000, 1999, and 1998, respectively.

EMPLOYEE STOCK PURCHASE PLAN

Under the Company's employee stock purchase plan, employees may contribute up to 10% of their compensation to purchase shares of the Company's common stock at the lesser of 85% of the stock's fair market value at the beginning of the initial offering period or end of each three-month interim offering period.

On June 18, 1999, at the annual meeting, the shareholders approved an amendment to the plan to increase the number of shares authorized from 1,800,000 common shares to 2,300,000 common shares.

A total of 228,245, 244,902, and 188,863 shares were issued at weighted average purchase price of $1.56, $1.05, and $1.76 per share in 2000, 1999, and 1998, respectively.

Note 13 - RETIREMENT SAVINGS PLAN

RETIREMENT SAVINGS PLAN

In 1987, the Company established a qualified retirement plan under the provisions of section 401(K) of the Internal Revenue Code, in which eligible employees may participate. Substantially all participants in this plan are able to defer compensation up to the annual maximum amount allowable under the Internal Revenue Service regulations. The Plan was amended in 1994 to provide for employer contributions equal to 50% of every dollar of employee contribution, with a maximum of 6% of employee wages. The Company contributed approximately $333,000, $247,000, and $281,000 in 2000, 1999, and 1998,
respectively.


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


Note 14- INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of December 31, are as follows (in thousands):

                                                           2000          1999
                                                        --------      --------
Deferred tax assets:
 Net operating loss carryforwards                       $ 28,188      $ 30,829
 Federal credit carryforwards                              1,868         2,134
 Expenses not currently deductible for tax purposes        3,312         5,448
 Deferred revenue previously taxed                             0           233
 Other                                                     1,513         1,103
                                                        --------      --------
 Deferred tax assets                                      34,881        39,747

Valuation allowance                                      (34,669)      (37,890)
                                                        --------      --------

Net deferred tax assets                                      212         1,857
                                                        --------      --------

Deferred tax liabilities:
 State income taxes                                         --           1,149
 Other                                                       212           708
                                                        --------      --------
Deferred tax liabilities                                     212         1,857
                                                        --------      --------

 Net deferred taxes                                     $   --        $   --
                                                        ========      ========

The net change in the valuation allowance was $(3,221,000), $537,000, and $5,272,000 for 2000, 1999, and 1998, respectively, principally resulting from net operating loss carryforwards.

The   reconciliation  of  income  tax  attributable  to  continuing   operations
calculated at the U.S. federal statutory rate to the effective tax rate is as follows:

                                2000      1999      1998
                              ------    ------    ------
Federal statutory rate         34.0%    (34%)     (34%)
Effective state rate            1.0%     (6%)      (6%)
Goodwill amortization           1.0%     (1%)       --
Valuation allowance           (33.5%)    41%       40%
                              ------    ------    ------
Effective tax rate              2.5%      0%        0%
                              ======    ======    =======

At December 31, 2000, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $64,368,000 and $6,494,000, respectively. Additionally, the Company has research and development and alternative minimum tax credit carryforwards of approximately $1,868,000 at December 31, 2000. The net operating loss and the research and development tax credit carryforwards expire in various years from 2001 through 2020.

Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss and tax credit carry forwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


Note 15 - NET INCOME (LOSS) PER SHARE

The  computation  of basic and diluted  loss per share for both  continuing  and discontinued  operations for the years ended  December 31, 2000,  1999, and 1998 are as follows:
                                                                  2000               1999              1998
                                                             ---------------    ----------------   --------------
                                                                   (In thousands, except per share amounts)
Income (loss) from continuing operations                     $      6,105       $     (5,646)      $      (9,400)
                                                             ===============    ================   ==============
Income (loss) from discontinued operations                   $        207       $       (940)      $      (4,507)
                                                             ===============    ================   ==============
Net Income (loss)                                            $      6,283       $     (6,586)      $     (14,781)
                                                             ===============    ================   ==============
Weighted average common shares - basic                            102,983             94,680              83,941

Weighted average common shares - diluted                          106,931             94,680              83,941

Basic and diluted loss per share:
     Income (loss) from continuing operations                $       0.06         $    (0.06)        $     (0.11)
                                                             ===============    ================   ==============
     Income (loss) from discontinued operations              $       0.00         $    (0.01)        $     (0.05)
                                                             ===============    ================   ==============
     Net income (loss)                                       $       0.06         $    (0.07)        $     (0.18)
                                                             ===============    ================   ==============
Anti-dilutive options and warrants not included
   in calculation                                                  10,347             15,696              10,565
                                                             ===============    ================   ==============

The cumulative effect of change in accounting principle resulting from the adoption of SAB 101, did not have an impact on the earnings per share calculations.

Note 16 - ENTERPRISE WIDE SEGMENT DISCLOSURES

The Company operates in two industry segments. Imatron operates in one industry segment in which it designs, manufactures, services and markets a computed tomography scanner and Caral engages in the business of machining and fabrication of metal and plastic components. The Company's discontinued segment operated centers that perform the coronary artery scan procedures. The Company sold all its assets in HeartScan in 2000 (see Note 17).


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's consolidated financial statements and notes thereto for the year ended December 31, 2000. The Company evaluates performance based on profit or loss from operations before income taxes not including non-recurring gains and losses.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

The following  table  summarizes the results of operations for the Company's two major continuing  business segments for the twelve-month  periods ended December
31, (in thousands):
                                          Imatron        Caral      Eliminations  Consolidated
                                          --------      --------      --------      --------
2000:

Revenues from external customers          $ 61,566      $    854      $   --        $ 62,420
Intersegment revenues                         --           2,103        (2,103)         --
Total revenue                               61,566         2,957        (2,103)       62,420
Operating income                             4,260           200          --           4,460
Total assets as of December 31, 2000        52,092           140          (744)       51,488


1999:

Revenues from external customers          $ 36,829      $    720      $   --        $ 37,549
Intersegment revenues                         --             805          (805)         --
Total revenue                               36,829         1,525          (805)       37,549
Operating loss                              (5,681)         (127)          (27)       (5,835)
Total assets as of December 31, 1999        39,041           415          (301)       39,155

The scanner sales price varies depending on the customer requirements. In particular, sales to Siemens, Imatron Japan, Inc. and third-party leasing companies have a lower gross margin than sales to third parties. The following table represents the scanner sales by significant geographic areas (in thousands):

                                             2000        1999        1998
                                          -------     -------     -------

United States ( a )                       $49,377     $22,374     $12,931
Europe ( b )                                1,468       2,871       2,326
Japan ( c )                                  --         2,800       2,800
Asia Pacific ( d )                          1,350        --          --
Saudi Arabia                                 --          --         1,837
Brazil                                       --          --         1,880
                                          -------     -------     -------

     Total scanner sales (e)               52,195      28,045      21,774

     Sale leaseback profit recognized          70         356         501
     Upgrade sales                          1,053       1,490         272
                                          -------     -------     -------

     Total product sales                  $53,318     $29,891     $22,547
                                          =======     =======     =======

(a)      Sales to Siemens amounted to $800,000 in 1998.


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


(b) Sales to a customer in Turkey amounted to $1,350,000 in 2000. Sales to Turkey and Germany amounted to $2,871,000 in 1999. Sales to Siemens amounted to $926,000 in 1998.

(c) Sales to an affiliated customer, Imatron Japan, Inc. (d) Sales to a customer in Hong Kong.

(e) All sales are denominated in US currency; therefore, there is no foreign currency risk.


Note 17 - DISCONTINUED OPERATION -- SALE OF HEARTSCAN SUBSIDIARY

On July 13, 1998 (the measurement date), the Company adopted a formal plan to sell its HeartScan subsidiary in order for the Company to focus more comprehensively on the core business of manufacturing and serving quality EBT scanners. Accordingly, the operating results of the HeartScan operations are reflected as discontinued operations for all periods presented in the Company's statements of operations and as net assets (liabilities) of discontinued operations in the December 31, 1999 balance sheets.

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

In 1999, the Company sold all its domestic centers for a net gain of $1,049,000. At December 31, 2000, the final remaining foreign center was sold. The additional expenses in 2000 were primarily from scanner depreciation and interest expense on the scanner lease obligation and do not represent other operating expenses.

Actual HeartScan results of operations are as follows (in thousands):

                                                      2000       1999      1998
                                                   -------    -------   -------

Revenues                                           $  --      $ 1,920   $ 3,996
Costs and expenses                                    (220)    (3,909)   (8,503)
                                                   -------    -------   -------
Loss before income taxes                              (220)    (1,989)   (4,507)
Gain on sale of assets of discontinued operations      427      1,049      --
Provision for income taxes                            --         --        --
                                                   -------    -------   -------
Income (loss) from discontinued operations         $   207    $  (940)  $(4,507)
                                                   =======    =======   =======

HeartScan statements of operations include costs of sales of $0, $300,000 and $602,000 in 2000, 1999 and 1998, respectively, related to transactions with Imatron.

There were no remaining assets of the discontinued operations as of December 31, 2000.

In February 1999, the Company sold its HeartScan - San Francisco center and related C-150 scanner and other equipment. Proceeds from sale were $1,500,000 resulting in a net gain of approximately $1,396,000.

In June 1999, the Company sold its HeartScan - Pittsburgh center and related C-150 scanner and other equipment for $650,000 resulting in a net loss of approximately $237,000.

In July 1999, the Company sold the C-150 scanner formerly used by HeartScan - Seattle for $625,000. The sale resulted in a net loss of approximately $617,000.


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


In November 1999, the Company sold its HeartScan - Houston and Washington DC centers and the related C-150 scanners and other equipment for $2,200,000. The sale resulted in a net gain of approximately $507,000.

In October 2000, the Company sold its remaining center in Cascais, Portugal for a net gain of $427,000

Note 18 - QUARTERLY SELECTED FINANCIAL DATA (unaudited), in thousands:
                        Description                          1st           2nd          3rd           4th
                                                           quarter       quarter       quarter       quarter
----------------------------------------------------       -------       ------        ------        -------
Balances for the year ended December 31, 1999:
Net sales                                                   5,230         8,280        11,100         12,939
                                                           ======        ======        ======        =======
Gross margin                                                  268         2,494         3,082          4,653
                                                           ======        ======        ======        =======
Income (loss) before cumulative effect of change in
  accounting principle                                     (3,043)       (1,927)       (1,661)            45
                                                           ======        ======        ======        =======
Net income (loss)                                          (3,043)       (1,927)       (1,661)            45
                                                           ======        ======        ======        =======
Net income (loss) per share                                 (0.03)        (0.02)        (0.02)          0.00
                                                           ======        ======        ======        =======
Balances for the year ended December 31, 2000:
Net sales                                                  11,238        15,554        17,695         17,933
                                                           ======        ======        ======        =======
Gross margin                                                5,117         6,306         7,188          6,694
                                                           ======        ======        ======        =======
Income (loss) before cumulative effect of change in
  accounting principle                                        241         1,047         1,570          3,454
                                                           ======        ======        ======        =======
Net income (loss)                                             212         1,047         1,570          3,454
Net income (loss) per share                                  0.00          0.01          0.02           0.03
                                                           ======        ======        ======        =======

Certain accounts from first quarter through third quarter of 2000 have been restated to reflect the adoption of SAB 101.

Note 19 - SUBSEQUENT EVENT

On February 21, 2001, the Company was granted a $7,000,000 revolving line of credit by Silicon Valley Bank. Interest under the line of credit is computed based on the outstanding principal balance at a per annum rate of 1% over prime. The line of credit has a maturity date of February 21, 2002 and is secured by domestic receivables. Under the terms of the agreement, the Company is required to satisfy certain financial and operating covenants, which include a ratio of quick assets to current liabilities, net of deferred service revenue, of at least 1.00:1.00 and a


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


 ratio of total liabilities, net of subordinated debt and deferred service revenue, to tangible net worth plus subordinated debt of no more than 1.00:1.00.


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================




                                   SCHEDULE II

                                  IMATRON INC.
                 Valuation and Qualifying Accounts and Reserves
                                 (In thousands)
                                                     Balance at
                                                        the
                                                     beginning      Charged to                  Balance at
                                                       of the       costs and                   end of the
                       Description                     period       expenses     Deductions       period
-----------------------------------------------      ------------  ----------   -------------  -------------
Balances for the year ended December 31, 1998:

Allowance for doubtful accounts receivable             2,490         1,155           (373)         3,272
Inventory reserves                                     3,359           520           (175)         3,704
Reserve for warranty                                   1,790         1,575         (1,373)         1,992

Balances for the year ended December 31, 1999:
Allowance for doubtful accounts receivable             3,272           240           (636)         2,876
Inventory reserves                                     3,704           550         (1,582)         2,672
Reserve for warranty                                   1,992         2,448         (1,210)         3,230

Balances for the year ended December 31, 2000:
Allowance for doubtful accounts receivable             2,876        (1,252)          (754)           870
Inventory reserves                                     2,672           471           (883)         2,260
Reserve for warranty                                   3,230         2,942         (2,601)         3,571



================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================

IMATRON INC. INDEX TO EXHIBITS FOR 10-K, FILED MARCH 2001
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

4.10 (25)     Form of  Warrant issued to Terry Ross on June 15, 1999.

4.11 (25)     Form of Warrant issued to Jose Maria Salema Garcao on July 30, 1999.

10.1 (18)     1997 Stock Bonus Incentive Plan, as amended through June 19, 1999.

10.2 (15)     1998 Amended and Restated Non-Employee Director's Stock Option Plan, as amended through June
              19, 1999.


============================================================================================================

FY 2000                                       IMATRON INC.                                         FORM 10-K
============================================================================================================


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

10.8 (14)     1993 Stock Option Plan, as amended through June 19, 1999.

10.9 (11)     1994 Employee Stock Purchase Plan, as amended through June 19, 1999.

10.10(16)     Executive Employment Agreement dated as of June 11, 1993 between the Company and S. Lewis Meyer.

10.11(16)     Agreement and Joint Company Agreement between the Company, Tobu Land System Company and Kino
              Corporation dated January 7, 1994.

10.12(16)     Distributorship Agreement between the Company and Imatron Japan K. K. dated February 3, 1994.

10.13(16)     First Amendment to Distributorship Agreement between the Company and Imatron Japan K. K. dated
              February 8, 1994.

10.14(16)     Memorandum of Understanding dated February 2, 1994 between the Company and Siemens AG, Medical
              Engineering Group.

10.15(16)     Memorandum  of  Understanding  dated  February  2,  1994
              between  Company  and Siemens AG,  Medical  Engineering  Group
              (Evolution Upgrade project and distribution agreement).

10.16(17)*    Memorandum of Understanding dated March 31, 1995 between the Company and Siemens Corporation.

10.17(19)     Development Agreement dated July 22, 1997 between the Company and TeraRecon Inc.

10.18(20)     Stock  Purchase  Agreement  between the Company,  HeartScan Imaging, Inc., and investors in a
              Private Offering which concluded June 24, 1996.

10.19(10)     Form of Warrant Purchase Agreement between the Company and investors in the Private Offering which concluded June 24, 1996.

10.20(10)     Stock Purchase Agreement between the Company and Gary Post, dated March 8, 1996.

10.21(21)     Agreement for Service Support dated February, 1997 between the Company and Siemens Medical
              Systems, Inc.


============================================================================================================

FY 2000                                        IMATRON INC.                                        FORM 10-K
============================================================================================================


10.22(21)     Warrant Purchase Agreement between the Company and TeraRecon Inc. dated October 15, 1997.

10.23(21)     Warrant Purchase Agreement between the Company and TeraRecon Inc. dated October 21, 1997.

10.24(22)     Warrant Purchase Agreement between the Company and TeraRecon Inc. dated April 24, 1998.

10.25(23)     Loan Agreement between the Company and Positron Corporation dated May 1, 1998, with schedules and exhibits.

10.26(23)     Stock Purchase Agreement, dated May 1, 1998 between the Company and Positron Corporation.

10.27(24)     Sales Representative Agreement dated July 1, 1998.

10.28(  )     Employment Agreement dated January 4, 1999 between the Company and Terry Ross.

10.29(26)     Stock Purchase Agreement, dated June 16, 1999, between Imatron Inc. and
              Terry Ross.

10.30(26)     Lock-Up Agreement, dated September 14, 1999, between Imatron Inc. and Terry Ross.

10.31(27)     Loan and Security Agreement, dated June 15, 2000, between Imatron Inc. and Terry Ross, with
              Promissory Note

10.32(27)     Transition Agreement, dated October 5, 2000, between Imatron Inc. and Imatron Japan Inc.

10.33(27)     Distributorship Agreement, dated November 10, 2000, among Imatron Inc., Meditec Corporation, and Marubeni Corporation

10.34(27)     Consulting Agreement, dated January 1, 2001, between Imatron Inc. and Terry Ross

10.35(27)     Loan and Security Agreement, dated February 21, 2001, between Imatron Inc. and Silicon Valley
               Bank

     o        Consent of Independent Auditors, KPMG LLP

     o        Confidential Treatment Request granted by the Securities and Exchange Commission.


Footnotes
----------
(1)      Filed as an Exhibit to the Company's Registration Statement on Form S-1 filed with the Commission on
         June 1, 1983 (File No. 2-84146) and incorporated herein by reference.

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

==================================================================================================================

FY 2000                                           IMATRON INC.                                           FORM 10-K
==================================================================================================================
(5)      Filed as an Exhibit to the Company's Registration Statement Form S-3 filed on January 24, 1991 (File No.
         33-38676) and incorporated herein by reference.

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


================================================================================================================

FY 2000                                        IMATRON INC.                                            FORM 10-K
================================================================================================================
(23)     Filed as an Exhibit to the Company's Current Report on Form 8-K filed on June 16, 1998 and incorporated herein by reference.

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

(27)     Filed on an Exhibit to the Company's  Annual  Report on Form 10-K for the fiscal year ended  December
         31, 2000 and incorporated herein by reference.


================================================================================================================
                                                       60

FY 2000                           IMATRON INC.                         FORM 10-K
================================================================================


                           LOAN AND SECURITY AGREEMENT

         THIS LOAN AND SECURITY AGREEMENT (this "Agreement"), entered into as of June 15, 2000 by and between Imatron, Inc., a New Jersey corporation ("Lender"), and Terry Ross ("Borrower").

                                    RECITALS:

         WHEREAS, Lender desires to lend to Borrower and Borrower desires to borrow from Lender the sum of Three Million Dollars ($3,000,000.00) (the "Loan") on the terms and conditions provided for herein; and

         WHEREAS, Borrower intends hereby to pledge 2,991,027 shares of Lender's common stock (the "Common Stock") and other proceeds and interests as defined herein, as secured collateral for payment of the Loan and performance of all Borrower's obligations under this Agreement.

         NOW, THEREFORE, in consideration of the mutual promises made herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties, intending to be legally bound, agree as follows:

         SECTION 1. Loan. Lender agrees to lend to Borrower the sum of $3,000,000 to be evidenced by an interest bearing Promissory Note of even date herewith in the form of Exhibit A hereto (the "Note"). As provided in the Note, the Note may be repaid at any time without premium or penalty.

         SECTION 2. Pledge of Security Interest; Collateral. Borrower hereby pledges and grants to the Lender a first priority lien on and security interest in the Collateral, as hereinafter defined. The term Collateral means, collectively: (i) the Common Stock; and (ii) all products, proceeds and revenues of and from the Common Stock, together with all substitutions therefore and additions thereto including without limitation stock rights, rights to subscribe, liquidating dividends, stock dividends, cash dividends, interest, new securities and other property to which Borrower is or may hereafter become entitled to receive on account of such Common Stock.

         SECTION 3. Security for Obligations. This Agreement secures the payment and/or performance of all obligations of Borrower to the Lender, now or hereafter existing under the Note, whether for principal, interest, fees, expenses or otherwise, and all obligations of Borrower now or hereafter existing under this Agreement (all such obligations of Borrower to the Lender hereinafter referred to as the "Obligations").

         SECTION 4. Delivery of Collateral. All certificates or instruments representing the Collateral shall be delivered to and held by Lender and shall be in suitable form for transfer by delivery, or shall be accompanied by duly executed instruments of transfer or assignment in blank, all in form and substance satisfactory to the Lender. The Lender shall have the right, in the event of a default under the Note or this Agreement, in its sole discretion and without notice of the Collateral. In addition, the Lender shall have the right at any time to exchange certificates or instruments representing or evidencing the Collateral for certificates or instruments of smaller or larger denominations.

         SECTION 5. Representations and Warranties. Borrower represents and warrants as follows:

(a) Borrower is the legal and beneficial owner of the Collateral free and clear of any lien, security interest, option or other charges or encumbrance except for the security interest created by this Agreement between Borrower and Lender of even date herewith; and

(b) The pledge of the Collateral pursuant to this Agreement creates a valid and perfected first priority security interest in the Collateral, securing the payment and/or performance of the Obligations.


================================================================================

FY 2000                           IMATRON INC.                         FORM 10-K
================================================================================


         SECTION 6. Further Assurances. Borrower agrees that at any time, and from time to time, Borrower will promptly execute and deliver all further instruments and documents, and take all further action, that may be necessary or desirable, or that the Lender may reasonably request, in order to perfect and protect any security interest granted or purported to be granted hereby or to enable the Lender to exercise and enforce its rights and remedies hereunder with respect to any Collateral.

     SECTION 7.  Voting Rights; Dividends; Etc.

         (a) So long as no Event of Default (as hereinafter defined) or event which, with the giving of notice or the lapse of time, or both, would become an Event of Default, shall have occurred and be continuing:

                  (i) Borrower shall have the right to exercise all voting and other corporate rights with respect to the Collateral; and

                  (ii) Borrower shall be entitled to receive and retain any and all dividends paid in respect of the Collateral; provided, however, that any and all

                           (A) dividends paid or payable other than in cash in respect of, and instruments and other property received, receivable or otherwise distributed in respect of, or in exchange for, any Collateral,

                           (B) dividends and other distributions paid or payable in cash in respect of any Collateral in connection with a partial or total liquidation or dissolution of Lender or in connection with a reduction of capital, capital surplus or paid-in-surplus of Lender, and

                           (C) cash paid, payable or otherwise distributed in respect of principal of, or in redemption of, or in exchange for, any Collateral,


shall forthwith be delivered to the Lender to hold as Collateral, or as may otherwise be agreed between Borrower and the Lender, and shall, if received by Borrower, be received in trust for the benefit of the Lender, be segregated from the other property or funds of Borrower, and be forthwith delivered to the Lender as Collateral in the same form as so received (with any necessary endorsement).

         (b) Upon the occurrence and during the continuance of an Event of Default under the Note or hereunder:

                  (i) All rights of Borrower to exercise the voting and other consensual rights which the Borrower would otherwise be entitled to exercise pursuant to Section 7(a)(i) of this Agreement and to receive the dividend payments which the Borrower would otherwise be authorized to receive and retain pursuant to Section 7(a)(ii) of this Agreement shall cease, and Lender shall thereupon have the sole right to exercise such voting and other consensual rights and to receive and hold as Collateral such dividend payments.

                  (ii) All dividend payments which are received by Borrower contrary to the provisions of Section 7(b)(i) shall be received in trust for the benefit of the Lender, shall be segregated from other funds of Borrower and shall be forthwith paid over to the Lender as Collateral in the same form as so received (with necessary endorsement).

       (c) The term "Event of Default" shall mean (1) failure of Borrower to pay the unpaid principal due under the Note within fifteen (15) days after the date when due; or (2) the insolvency, bankruptcy (which is not stayed within 60 days after its commencement), or dissolution of Borrower, or (3) any material default by Borrower in the performance of any covenant or agreement pursuant to this Agreement which default is not cured within ten (10) days following written notice by Lender.

================================================================================

FY 2000                           IMATRON INC.                         FORM 10-K
================================================================================


         SECTION 8. Transfers and Other Liens; Additional Shares. Borrower agrees that it will not (i) sell or otherwise dispose of, or grant any option with respect to, any of the Collateral, or (ii) create or permit to exist any lien, security interest, or other charge or encumbrance upon or with respect to any of the Collateral, except for the security interest under this Agreement and under the Asset Purchase Agreement of even date herewith between Borrower and Lender.

         SECTION 9. Lender May Perform. If Borrower fails to perform any agreement contained herein, the Lender may itself perform, or cause the performance of, such agreement, and the expenses the Lender incurs in connection therewith shall be payable by Borrower under Section 12.

         SECTION 10. Reasonable Care. The Lender shall be deemed to have exercised reasonable care in the custody and preservation of the Collateral in its possession if the Collateral is accorded treatment substantially equal to that which the Lender accords its own property, it being understood that the Lender shall not have responsibility for (a) ascertaining or taking action with respect to calls, conversions, exchanges, maturities, tenders or other matters relative to any Collateral, whether or not the Lender has or is deemed to have knowledge of such matters, or (b) taking any necessary steps to preserve rights against any parties with respect to any Collateral.

         SECTION 11. Remedies upon Default. If any Event of Default shall have occurred and continues uncured for five (5) consecutive days, upon written notice to Borrower, the Lender may exercise in respect of the Collateral, in addition to other rights and remedies provided for herein or otherwise available to them, all the rights and remedies of a secured party on default under the Uniform Commercial code (the "Code") in effect in the State of California at that time.

         SECTION 12. Expenses. Borrower will, upon demand, pay, to the Lender, the amount of any and all reasonable expenses, including the reasonable fees and expenses of Lender's counsel and of any experts and agents, which the Lender may reasonably incur in connection with the exercise of enforcement of any of the rights of the Lender hereunder, or the failure by Borrower to perform or observe any of the provisions hereof.

         SECTION 13. Security Interest Absolute. All rights of the Lender and security interests hereunder, and all obligations of Borrower hereunder, shall be absolute and unconditional irrespective of:

         (a) any lack of validity or enforceability of the Note or any other agreement or instrument relating thereto;

         (b) any change in the time, manner or place of payment of, or in any other term of, all or any of the Obligations, or any other amendment or waiver of or any consent to any departure from the Note;

         (c) any exchange, release or non-perfection of any other collateral, or any release or amendment or waiver of or consent to departure from any guaranty, for all or any of the Obligations; or

         (d) any other circumstance which might otherwise constitute a defense available to, or a discharge of, Borrower in respect of the Obligations or Borrower in respect of this Agreement, other than the payment in full of the Obligations.

         SECTION 14. Amendments, Etc. No amendment or waiver of any provision of this Agreement nor consent to any departure by Borrower herefrom shall in any event be effective unless the same shall be in writing and signed by the Lender, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

         SECTION 15. Notices. All notices, requests, demands, claims, and other communications hereunder will be in writing. Any notice, request, demand, claim, or other communication hereunder shall be deemed duly given if (and then two business days after) it is sent by registered or certified mail, return receipt requested, postage prepaid, and addressed to the intended recipient as set forth below:


================================================================================

FY 2000                           IMATRON INC.                         FORM 10-K
================================================================================


                           If to Borrower:
                           --------------

                           Terry Ross
                           c/o Imatron Inc.
                           389 Oyster Point Boulevard

                           So. San Francisco, California   94080


================================================================================

FY 2000                           IMATRON INC.                         FORM 10-K
================================================================================


                                 PROMISSORY NOTE

$3,000,000                                                     September 8, 2000
                                                 South San Francisco, California

FOR VALUE RECEIVED, the undersigned, Terry Ross, hereby promises to pay to the order of Imatron Inc. at such place as the holder of this note (the "Note") may direct in writing, the principal sum of Three Million Dollars ($3,000,000.00). This Note shall bear interest, at a rate of interest equal to 7.25% per annum. Principal and accrued interest shall be paid in full in one installment on June 15, 2001.

This Note may be prepaid at any time without premium or penalty. This Note shall be deemed to be a contract entered into and made pursuant to the laws of the State of California and shall in all respects be governed, construed, and enforced in accordance with the laws of said State.

The undersigned agrees, if this Note is placed in the hands of an attorney for collection, to pay reasonable legal costs as permitted by law.

The undersigned waives demand, presentment for payment, notice of non-payment or dishonor, notice of protest, and protest of this Note. No delay on the part of the holder in exercising any right, power or privilege pursuant to this Note shall operate as a waiver of the same, and no single or partial exercise of any right, power or privilege shall constitute an exhaustion or waiver of any of them, all of which shall continue for the benefit of holder.

This Note amends that certain Promissory Note dated June 15, 2000 and is secured pursuant to a Loan and Security Agreement dated June 15, 2000.

Dated: September 8, 2000





Signed by
------------------------------------
        TERRY ROSS


================================================================================

FY 2000                           IMATRON INC.                         FORM 10-K
================================================================================


                              TRANSITION AGREEMENT

         THIS AGREEMENT ("Agreement") is made and entered into as of October 5, 2000 by and between IMATRON, INC., a corporation organized under the laws of the State of New Jersey, United States of America ("Imatron") and IMATRON JAPAN INC., a corporation organized under the laws of Japan ("IJ").

WITNESSETH:

         WHEREAS, Imatron previously entered into a Distributorship Agreement dated February 3, 1994 (the "Distributorship Agreement") with IJ pursuant to which IJ was appointed the exclusive distributor of certain of Imatron's products in Japan; and

         WHEREAS, the Distributorship Agreement was terminated on May 16, 2000; and

         WHEREAS, Imatron and IJ desire to avoid disrupting the marketing and service of Imatron products in Japan and to provide for an orderly, supportive and mutually agreed method to permit Imatron to initiate alternative distribution in Japan.

     NOW, THEREFORE, in consideration of the mutual covenants hereinafter set forth, the parties hereto hereby agree as follows:

         1. Transfer of Assets. On the Closing Date, as hereinafter defined, IJ shall sell, assign and transfer to Imatron or its assignee pursuant to an Assignment and Assumption Agreement in the form of Exhibit A hereto (the "Assignment and Assumption Agreement") the following:
             (i) all Imatron EBT Scanner system replacement and component parts and service tools set forth on Exhibit A-1 hereto; (ii) all service contracts for the repair and maintenance of Imatron EBT Scanner systems in Japan set forth on Exhibit A-2 (the "Service Contracts"); (iii) the rights, licensing and registration, if any, of IJ to enter into service contracts for the repair and maintenance of Imatron EBT Scanner systems in Japan; (iv) all documents, including quotations and other marketing materials, service files relating to past, present, and potential Imatron EBT Scanner system purchase and service customers; and (v) the regulatory approvals for the importation or sale of Imatron EBT Scanner systems, and the replacement and component parts thereof into Japan, commonly referred to as the "homologation". The parts and components referred to in this paragraph will be transferred to Imatron on an AS-IS WHERE-IS basis and IJ makes no representation as to Imatron as to the status or value of the parts and components.

         2. Retained Assets. The assets to be transferred by IJ to Imatron shall include only those assets specified in Paragraph 1 above, and specifically, shall not include Imatron EBT Scanner systems Nos. 26 and 160.

         3. Imatron Payment and Assumption of Liabilities. In consideration for the transfer and assignment as provided in Paragraph 1 above and subject to the terms and conditions set forth herein, as of the Closing Date:

         a. Imatron will assume all obligations under the Service Contracts from and after the Closing Date. All losses, claims and damages arising under the Service Contracts prior to the Closing Date shall be the responsibility of IJ and all losses, claims and damages arising under the Service Contracts from and after the Closing Date shall be the responsibility of Imatron.

         b. Imatron will forgive the approximate $3.6 million of indebtedness of IJ to Imatron including approximately $2.4 of the principal and $1.2 million of accrued and unpaid interest.

         c. Imatron will provide without cost to IJ all necessary replacement parts for Scanner Nos. 26 and 160 which IJ presently holds in inventory, but not to exceed $356,000 in value.


================================================================================

FY 2000                           IMATRON INC.                         FORM 10-K
================================================================================


         4. Certain Continuing Warranty Obligations. The parties understand that following the Closing Date, IJ will have certain continuing warranty obligations in connection with the sale by IJ of Scanner Nos. 26, 160, 167, 169, 175, and 177. IJ will assume the responsibility to provide the post-sale warranty service for the purchasers and for the time periods set forth in Exhibit B hereto. Replacement parts will continue to be provided by Imatron for these six (6) scanners at no charge during the respective warranty periods.

         5. Imatron Name: Post-Closing Assistance. Imatron grants to IJ the right to continue to use the name "Imatron" for so long as is necessary to complete the regulatory approvals for the products other than Imatron EBT Scanners and for which IJ has applied prior to the Closing Date. From the Closing Date, IJ agrees to change its legal name to a name not containing the word "Imatron" or any word similar thereto. IJ agrees to assist Imatron in the importing of spare and component parts until such time as all regulatory (homologation) approvals have been transferred in order for Imatron or its assignee to import such parts.

         6. Closing Date. The transactions provided for in the Agreement shall close at a date mutually agreed upon by the parties (the "Closing Date"). If this Agreement does not close before October 6, 2000, it shall be of no further force or effect.

         7. Agreement in Principle. The parties agree that this Agreement supercedes the Agreement in Principle entered into as of August 4, 2000 which, upon execution and closing of this Agreement, shall be without further force or effect.

         8.  Public  Announcements.  IJ and Imatron will jointly announce to the
             public  and  to  customers   the  transfer  of  sales  and  service
             responsibilities to Imatron and/or its assignee.

         9. Assignment. IJ understands and agrees that it is Imatron's intention to appoint a new sales and service provider for its EBT Scanner systems in Japan. Upon any such appointment, Imatron may assign and transfer all of its rights and obligations pursuant to this Agreement and, except for the obligations pursuant to Paragraph 3b, 3c and the last sentence of Paragraph 4, Imatron shall be released from and shall have no further obligations pursuant to this Agreement.

         10. Release. As additional consideration for the promises set forth herein and except for the covenants and agreements of the parties as set forth herein, each of the parties releases the other from any and all claims, know and unknown, arising out of the Distributorship Agreement and the business of the parties with each other pursuant thereto. The parties understand that this release is intended to expressly agree that they waive the provisions of and relinquishes all rights and benefits it may have under Section 1542 of the Civil Code of the State of California. Section 1542 provides as follows:

A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT TO EXIST IN HIS FAVOR AT THE TIME OF EXECUTING THE RELEASE, WHICH IF KNOWN BY HIM MUST HAVE MATERIALLY AFFECTED HIS SETTLEMENT WITH THE DEBTOR.

         11. Indemnification. Each of the parties hereby agrees to hold harmless and indemnify the other, and its successors and assigns, against any claim, action, loss, liability, damage, or cost and expense, including without limitation reasonable attorneys' and experts' fees and expenses (hereafter collectively "Losses" and separately as "Loss"), resulting from or arising out of any breach or inaccuracy of any representation or warranty, nonperformance of any agreement, covenant, promise, or obligation on the part of the indemnifying party contained in this Agreement.

         12. Notices. All notices, certificates, requests, demands, and other communications hereunder shall be in writing and may be personally served or sent by telex or facsimile or by certified or registered airmail or commercial courier. All such notices, certificates, requests, demands, and other communications shall be delivered to the party to receive the same at the address indicated below (or at such other address as a party may specify in a written notice):


================================================================================

FY 2000                           IMATRON INC.                         FORM 10-K
================================================================================


If to IJ:
         Imatron Japan Inc.

         3-5-7 Hatchobori
         Chuo-ku, 104-00032, Tokyo, Japan
         Attention: Ms. Sachiko Kimoshita, President

         Fax: (03)-3206-1912



         If to Imatron:

         Imatron Inc.
         389 Oyster Point Blvd.
         South San Francisco, CA  94080
         Attn: Mr. S. Lewis Meyer, Chief Executive Officer
         Fax: (415) 871-0418

         If personally delivered, a notice shall be effective upon delivery. If delivered in accordance with this section, a notice shall be effective as of the date or receipt. If given by telex or facsimile, a notice shall be effective when sent, answerback received or, in the case of facsimile, confirmation received. A party may change its address indicated above by giving written notice of such change to the other in the manner specified in this section,

         13. Arbitration. Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the commercial Arbitration Rules of the American Arbitration Association ("AAA") and judgments upon the award rendered by the arbitrators may be entered in any court having jurisdiction thereof. The arbitration shall take place in San Francisco, California and be governed by the laws of the State of California, United States. The arbitration shall be conducted by three (3) arbitrators. Each party shall select one arbitrator within thirty (30) days after the filing of a request for arbitration. Should a party fail to select and arbitrator within such thirty-day period, the other party shall also select that arbitrator. The two selected arbitrators shall select a third arbitrator. The official language of the arbitration shall be English and all proceedings and rulings shall be in English. The arbitration shall be conducted as expeditiously as possible, and all parties shall exert best efforts to finalize the arbitration hearings after the close of the arbitration hearings. Before, during or after arbitration, each party shall have the right to seek from any appropriate court all provisional remedies permitted under California law. If any party hereto must institute arbitration to collect any payments due hereunder, the party liable therefore shall reimburse the other party for reasonable attorneys' fees and other costs incurred in connection with such arbitration.

         14. Miscellaneous

                  a. Governing Law: Arbitration. This Agreement shall be deemed to have been entered into and shall be construed and enforced in accordance with the laws of the State of California without regard to that body of law known as the conflict of laws. Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration as provided in Paragraph 10 of the Transition Agreement. This Agreement shall be deemed to have been entered into and shall be construed and enforced in accordance with the laws of the State of California without regard to that body of law known as the conflict of laws.

                  b. Governing Language. The official text of this Agreement shall be in English language, and any interpretation or construction of this Agreement shall be based solely on the English-language text.


================================================================================

FY 2000                           IMATRON INC.                         FORM 10-K
================================================================================


                  c. Authority. Each individual executing this Agreement on behalf of any party represents and warrants that he or she is authorized to enter into this Agreement on behalf of that party and that this Agreement binds that party.

                  d. Waivers. No failure or delay by any party hereto in exercising any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial waiver thereof include any other or further exercise thereof or the exercise of any other right, power, or privilege.

                  e. Binding on successors, Assigns. This Agreement and the covenants herein shall be binding on the successors and assigns of each party.

                  f. Amendments. Unless otherwise provided herein, this Agreement may not be changed, waived, discharged, or terminated orally, but only by a written document signed by duly authorized officers of the parties hereto.

                  g. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

                  h. Entire Agreement. This Agreement is the entire agreement between the parties and supersedes and shall be substituted for each and every prior agreement with respect to distribution of Imatron products, whether written, oral or otherwise in effect between IJ and Imatron. Imatron and IJ each represents and warrants that there are no other outstanding obligations or agreements, either written, oral or implied inconsistent with this Agreement.

                          IN WITNESS WHEREOF,  the parties hereto have executed
                     this Agreement as of the date and year first above written.

                     IMATRON INC.           IMATRON JAPAN INC.

                     TERRY ROSS             SACHIKO KINOSHITA
                     President                       President
                     10/5/00                         10/5/00


================================================================================
                                       69