Form 10-K/A
period 2000-12-31
IMATRON INC
filed 2001-03-30
CIK 720477

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
                                                            ========    ========    ========


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


Net income (loss) per share:
    Income (loss) from continuing operations
       - basic and diluted                                  $  0.06     $(0.06)    $   (0.11)
                                                            =======     ======     =========
    Net income (loss) - basic and diluted                   $  0.06     $(0.07)    $   (0.18)
                                                            =======     ======     =========
Number of shares used in basic per share calculations       102,983     94,680        83,941
                                                            =======     ======     =========
Number of shares used in diluted per share calculations     106,931     94,680        83,941
                                                            =======     ======     =========
Proforma amounts assuming the new revenue recognition
    method is applied retroactively:
    Net income (loss)                                       $ 6,312    $(6,615)    $ (14,781)
                                                            =======     ======     =========
    Net income (loss) - basic                               $  0.06     $(0.07)    $   (0.18)
                                                            =======     ======     =========
    Net income (loss) - diluted                             $  0.06     $(0.07)    $   (0.18)
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


================================================================================

FY 2000                             IMATRON INC.                       FORM 10-K
================================================================================


                                                                    IMATRON INC.
                                                 Consolidated Statements of Shareholders' Equity
                                                                    (In thousands)
                                                    Common Stock       Additional   Deferred                Accum-
                                                 --------------------   Paid-in      Compen-     Notes      ulated
                                                  Shares      Amount     Capital     Sation    Receivable   Deficit       Total
                                                 --------    --------    --------   --------    --------    --------    --------
Balances at December 31, 1997                      78,815      90,728       9,290       (232)       --       (82,716)     17,070
Common stock issued for employee
   stock purchase plans, stock
   bonus and the exercise of
   warrants and employee stock                      1,984       1,949        --         --          --          --         1,949
   options
Conversion of subsidiary's
   convertible series A preferred
   stock to company's common stock                  7,496      14,798        --         --          --          --        14,798
Amortization of deferred
   compensation                                      --          --          --           62        --          --            62
Warrants issued for services                         --          --            50       --          --          --            50
Notes receivable from officers
   for exercise of stock options                     --          --          --         --          (488)       --          (488)
Net loss                                             --          --          --         --          --       (14,781)    (14,781)
                                                 --------    --------    --------   --------    --------    --------    --------
Balances at December 31, 1998                      88,295    $107,475    $  9,340    $  (170)    $  (488)  $ (97,497)   $ 18,660
Common stock issued for employee
   stock purchase plans, stock
   bonus and the exercise of
   warrants and employee stock                      3,118       4,016        --         --          --          --         4,016
   options
Common stock and warrants sold in
   private placements, net of
   offering costs                                   7,673       8,621        --         --          --          --         8,621
Common stock issued for
   acquisition of subsidiary                          956       1,454        --         --          --          --         1,454
Reversal of deferred compensation
   due to cancellation of stock
   options of discontinued                           --          --          --          170        --          --           170
   operations
Warrants issued per employment
   contract                                          --          --            10       --          --          --            10
Non-cash expense related to
   options issued to
    Non-employee directors                           --          --            49       --          --          --            49
Repayments of notes receivable                       --          --          --         --           338        --           338
Net loss                                             --          --          --         --          --        (6,586)     (6,586)
                                                 --------    --------    --------   --------    --------    --------    --------
Balances at December 31, 1999                     100,042    $121,566    $  9,399   $   --      $   (150)  $(104,083)   $ 26,732
Common stock sold in a private
   placement, net of offering                         281       1,151        --         --          --          --         1,151
   costs
Common stock issued for employee
   stock purchase plans, stock
   bonus and the exercise of
   warrants and employee stock
   options                                          1,285       2,391        --         --          --          --         2,391
Exercise of warrants for notes
   receivable from officers                         2,991       3,000        --         --        (3,000)       --          --
Interest on notes receivable from
   officers                                                                                         (117)                   (117)
Non-cash expense related to
   warrants and options issued to
   non-employees and directors                       --          --           215       --          --          --           215
Repayments of notes receivable                       --          --          --         --            37        --            37
Net income                                           --          --          --         --          --         6,283       6,283
                                                 --------    --------    --------   --------    --------    --------    --------
Balances at December 31, 2000                     104,599    $128,108    $  9,614   $   --      $ (3,230)   $(97,800)   $ 36,692
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