Form 10-Q
period 2001-03-31
IMATRON INC
filed 2001-05-15
CIK 720477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.


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

                  Yes ____X____          No________


At April 22, 2001, 104,992,253 shares of the Registrant's common stock (no par value) were issued and outstanding.



                            Total Number of Pages: 16

Form 10-Q                       IMATRON INC.                      MARCH 31, 2001
================================================================================



                                  IMATRON INC.
                                Table of Contents

                                                                       PAGE
     PART 1       FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed  Consolidated  Balance  Sheets  -
          March 31, 2001 and December 31, 2000.                         3

          Condensed   Consolidated    Statements   of
          Operations  -  Three-Month   Periods  Ended
          March 31, 2001 and 2000.                                      4


          Condensed  Consolidated  Statements of Cash
          Flows - Three-Month Periods Ended March 31,
          2001 and 2000.                                                5


          Notes to Condensed  Consolidated  Financial
          Statements.                                                   7


Item 2.   Management's  Discussion  and  Analysis  of
          Financial    Condition   and   Results   of
          Operations.                                                   12



Item 3.   Quantitative  and  Qualitative  Disclosures
          about Market Risks.                                           14




PART II.  OTHER INFORMATION                                             15




          SIGNATURES                                                    16

Form 10-Q                       IMATRON INC.                      MARCH 31, 2001
================================================================================



                                  IMATRON INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (unaudited)

                                                        March 31,  December 31,
ASSETS                                                   2001          2000
------                                                 ---------    ---------

Current assets
    Cash and cash equivalents                         $   3,890    $   4,718
    Short term investments                                  523          461
    Accounts receivable, net:
           Trade accounts receivable                     27,203       19,300
           Other receivables                              1,980        2,184
    Inventories                                          19,293       18,835
    Prepaid expenses                                        703          905
                                                      ---------    ---------

Total current assets                                     53,592       46,403

Property and equipment, net                               4,253        3,567
Goodwill, net                                             1,066        1,101
Other assets                                                322          417
                                                      ---------    ---------

Total assets                                          $  59,233    $  51,488
                                                      =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                  $   4,971    $   3,037
    Deferred revenue                                      1,897        1,901
    Other accrued liabilities                             9,489        9,448
    Line of credit                                        3,534           --
    Capital lease obligations - due within one year          45           35
                                                      ---------    ---------
Total current liabilities                                19,936       14,421

Deferred revenue                                            234          293
Capital lease obligations                                    79           82
                                                      ---------    ---------
Total liabilities                                        20,249       14,796
                                                      ---------    ---------

Shareholders' equity
    Common stock                                        128,591      128,108
    Additional paid-in capital                            9,720        9,614
    Notes receivable from shareholders                   (3,284)      (3,230)
    Accumulated deficit                                 (96,043)     (97,800)
                                                      ---------    ---------
Total shareholders' equity                               38,984       36,692
                                                      ---------    ---------
Total liabilities and shareholders' equity            $  59,233    $  51,488
                                                      =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

Form 10-Q                       IMATRON INC.                      MARCH 31, 2001
================================================================================



                                  IMATRON INC.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                           Three Months ended March 31,
                                                                2001        2000
                                                            ---------    ---------
Revenues
   Product sales                                            $  16,582    $   9,498
   Service                                                      2,449        1,615
   Other products sales                                           238          125
                                                            ---------    ---------
        Total revenue                                          19,269       11,238
                                                            ---------    ---------
Cost of revenues
   Product sales                                                8,724        4,942
   Service                                                      1,783        1,047
   Other products sales                                           233          132
                                                            ---------    ---------
        Total cost of revenues                                 10,740        6,121
                                                            ---------    ---------
Gross profit                                                    8,529        5,117
                                                            ---------    ---------
Operating expenses
   Research and development                                     2,636        1,881
   Marketing and sales                                          2,602        1,945
   General and administrative                                   1,281          953
   Goodwill amortization                                           35           35
                                                            ---------    ---------
        Total operating expenses                                6,554        4,814
                                                            ---------    ---------
Operating income                                                1,975          303

Interest income                                                   114          107
Interest expense                                                  (33)          (6)
Other income (loss)                                              (259)          --
                                                            ---------    ---------
Income from continuing operations
     before provision for income taxes                          1,797          404

Provision for income taxes                                        (40)          --
                                                            ---------    ---------
Income from continuing operations                               1,757          404
Income from discontinued operations                                --         (163)
                                                            ---------    ---------
Income before cumulative effect of change
     in accounting principle                                    1,757          241
Cumulative effect on period prior to
     December 31, 1999 of changing to a
     different revenue recognition method                          --          (29)
                                                            ---------    ---------
Net income                                                  $   1,757    $     212
                                                            =========    =========
Net income per share:
    Income from continuing operations - basic and diluted   $    0.02    $    0.00
                                                            =========    =========
    Net income - basic and diluted                          $    0.02    $    0.00
                                                            =========    =========

Number of shares used in basic per share calculations         104,863      100,679
                                                            =========    =========
Number of shares used in diluted per share calculations       106,086      107,676
                                                            =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

Form 10-Q                       IMATRON INC.                      MARCH 31, 2001
================================================================================


                                              IMATRON INC.
                             Condensed Consolidated Statements of Cash Flows
                                             (In thousands)
                                               (unaudited)

                                                                           Three Months Ended March 31,
                                                                                2001         2000
                                                                             ----------   ----------
Cash flows from operating activities:
   Net income                                                                $   1,757    $       212
   Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization                                               247           185
       Net loss from discontinued operations                                        --           163
       Goodwill amortization                                                        35            35
       Common stock issued for services                                            388           203
       Options and warrants issued for services                                     56            41
       Provision for doubtful accounts                                              28            --
       Loss on disposal of assets                                                   37            --
   Changes in operating assets and liabilities:
       Accounts receivable                                                     (7,727)           218
       Inventories                                                               (458)       (3,755)
       Prepaid expenses                                                            252           503
       Other assets                                                                 95            54
       Accounts payable                                                          1,934         (553)
       Other accrued liabilities                                                    41           799
       Deferred revenue                                                           (63)          (53)
                                                                             ----------   ----------
   Net cash used in continuing operations                                      (3,378)       (1,948)
   Net cash used in discontinued operations                                         --         (152)
                                                                             ----------   ----------
Net cash used in operating activities                                          (3,378)       (2,100)
                                                                             ----------   ----------
Cash flows from investing activities:
   Capital expenditures                                                          (970)         (220)
   Purchases of available-for-sale securities                                    (523)       (2,062)
   Maturities of available-for-sale securities                                     461         2,063
                                                                             ----------   ----------
Net cash used in investing activities                                          (1,032)         (219)
                                                                             ----------   ----------
Cash flows from financing activities:
   Payments of obligations under capital leases                                      7           (7)
   Loans to stockholders                                                          (54)            37
   Borrowings under line of credit                                               3,534            --
   Proceeds from issuance of common stock                                           95         2,493
                                                                             ----------   ----------
Net cash provided by financing activities                                        3,582         2,523
                                                                             ----------   ----------
Net increase (decrease) in cash and cash equivalents                             (828)           204
Cash and cash equivalents, at beginning of the period                            4,718         9,198
                                                                             ----------   ----------
Cash and cash equivalents, at end of the period                              $   3,890    $    9,402
                                                                             ==========   ==========


                                                Continued

Form 10-Q                       IMATRON INC.                      MARCH 31, 2001
================================================================================


                                    Continued

                                  IMATRON INC.
           Condensed Consolidated Statements of Cash Flows, continued
                                 (In thousands)

Supplemental Disclosure of Noncash Investing and Financing Activities:

   Cash paid for interest on capital lease obligations     $     8     $     6
                                                           ========    ========
   Equipment acquired under capital lease                  $    26     $
                                                           ========    ========
   Cash paid for income taxes                              $    83     $    --
                                                           ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

Form 10-Q                       IMATRON INC.                      MARCH 31, 2001
================================================================================


                                  IMATRON INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 2000.

Certain reclassifications have been made to the 2000 amounts to conform to the current period presentation.


Note 2 - BASIS OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, HeartScan Imaging Inc. ("HeartScan") and Caral Manufacturing ("Caral"). All significant intercompany balances and transactions have been eliminated in consolidation.

On January 6, 1999, Imatron acquired a 100% interest in Caral in an acquisition accounted for under the purchase method of accounting. Beginning January 6, 1999, the financial position and operating results of Caral were consolidated with those of the Company.

On November 16, 2000, the Company completed the sale of its HeartScan centers to various companies. The Company's condensed consolidated financial statements for the three months ended March 31, 2000 reflect HeartScan as a discontinued operation.


Note 3 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998 and June 1999, the FASB issued SFAS Nos. 133 and 137, respectively, both titled "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 137 amended the effective date of SFAS No. 133 to the first quarter of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Because the Company does not hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial position, result of operations or cash flows.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." SFAS No. 140 supersedes and replaces the guidance in FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers of financial assets occurring after March 31, 2001. The adoption of this standard is not expected to have a material impact on the Company's consolidated results of operations or financial position.

Form 10-Q                       IMATRON INC.                      MARCH 31, 2001
================================================================================


Note 4 - REVENUE RECOGNITION AND CHANGE IN ACCOUNTING PRINCIPLE

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

The Company adopted SAB 101 in the fourth quarter of fiscal year 2000 and in accordance with APB Opinion No. 20 Accounting Changes and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements, results of operations for the first, second and third quarters of fiscal year 2000 were restated to reflect the new revenue recognition policy. The effect of the adoption of SAB 101 on retained earnings as of January 1, 2000 has been reflected as the cumulative effect of a change in accounting principle in the net income for the quarter ended March 31, 2000. The cumulative effect includes reversal of $442,000 and $413,000 related to revenues and costs of sales, respectively, recognized in prior periods.

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

Upon adoption of SAB 101, the Company changed its revenue recognition policy to reflect the multi- element nature of its sales contracts. The Company's arrangement with its customers typically includes an installation service, which is performed at some time subsequent to the shipment of the scanner. Based on the criteria included in SAB 101, the Company concluded that the undelivered installation is not essential to the functionality of the delivered equipment. The Company used the following indicators in its evaluation:

         o    The   equipment   is  a  standard   product  and  no   significant
              customization is required upon installation;
         o Installation is primarily related to assembly and does not alter the equipment's capabilities;
         o    The installation service is available from other vendors.

Thus, the Company has changed its revenue recognition policy to the following:

Revenue associated with the sale of scanners is recognized when:

         o    Persuasive evidence of an arrangement exists;
         o    Delivery has occurred;
         o    The  Company's  price to the  customer is fixed and  determinable;
              and,
         o    Collectibility is reasonably assured.

At the time of shipment, the Company defers revenue associated with installation services based on the fair value of those services until the installation service is completed. The fair value of the installation services was established based on historical charge rates for similar services provided by the Company to the customers of its service business. The Company accrues for estimated scanner warranty cost upon scanner shipment. Revenue from the sale of parts is recognized upon shipment. Revenue earned under maintenance contracts is recognized ratably over the service period.

Note 5 - inventories

Inventories were as follows:

                                                  March 31,  December 31,
                                                   2001         2000
                                                ----------   ----------
                                                    (In thousands)

Purchased parts and sub-assemblies              $   7,694    $   7,377
Service parts                                       2,342        2,588
Work-in-progress                                    7,186        6,209
Finished products                                   2,071        2,661
                                                ----------   ----------

                                                $  19,293    $  18,835
                                                ==========   ==========

Form 10-Q                       IMATRON INC.                      MARCH 31, 2001
================================================================================

Note 6 - LINE OF CREDIT

On February 21, 2001, the Company was granted a $7,000,000 revolving line of credit by Silicon Valley Bank. Interest under the line of credit is computed based on the outstanding principal balance at a per annum rate of 1% over prime or 9% at March 31, 2001. The line of credit has a maturity date of February 21, 2002 and is secured by domestic receivables. Under the terms of the agreement, the Company is required to satisfy certain financial and operating covenants, which include a ratio of quick assets to current liabilities, net of deferred service revenue, of at least 1.00:1.00 and a ratio of total liabilities, net of subordinated debt and deferred service revenue, to tangible net worth plus subordinated debt of no more than 1.00:1.00. The Company is in compliance with the financial and operating covenants as of March 31, 2001. The fair value of the borrowings under the line of credit approximate their current value based on the current interest rate available to the Company. As of March 31, 2001, the outstanding amount under the agreement is $3,534,000.


Note 7 - NET INCOME (LOSS) PER SHARE

The Company computes and discloses its per share calculations in accordance with SFAS No. 128, "Earnings per share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding, and diluted earnings per share is computed based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

Certain options and warrants in 2001 have been excluded from the net income per share calculation as their exercise prices were greater than the underlying value of the Company's common stock. The computation of basic and diluted earnings per share for both continuing and discontinued operations for the three months ended March 31, 2001 and 2000, are as follows:

                                                                  2001        2000
                                                                ---------   ---------
                                                         In thousands, except per share amounts)
Income from continuing operations                               $   1,757   $     404
                                                                =========   =========
Loss from discontinued operations                               $      --   $    (163)
                                                                =========   =========
Net income                                                      $   1,757   $     212
                                                                =========   =========

Weighted average common shares - basic                            104,863     100,679
                                                                =========   =========
Weighted average common shares - diluted                          106,086     107,676
                                                                =========   =========
Basic and diluted  income (loss) per share:
     Income from continuing operations                          $    0.02   $    0.00
                                                                =========   =========
     Loss from discontinued operations                          $      --   $    0.00
                                                                =========   =========
     Net income                                                 $    0.02   $    0.00
                                                                =========   =========
Antidilutive options and warrants not included in calculation       3,948       6,997
                                                                =========   =========

Form 10-Q                       IMATRON INC.                      MARCH 31, 2001
================================================================================

Note 8 - ENTERPRISE WIDE SEGMENT DISCLOSURES

The Company operates in two industry segments. Imatron operates in one industry segment in which it designs, manufactures, services and markets a computed tomography scanner and Caral engages in the business of machining and fabrication of metal and plastic components. The Company's discontinued segment operated centers that perform the coronary artery scan procedures. The Company sold all its assets in HeartScan in 2000 (see Note 9).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's consolidated financial statements and notes thereto for the year ended December 31, 2000. The Company evaluates performance based on profit or loss from operations before income taxes excluding non-recurring gains and losses.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

The following table summarizes the results of operations for the Company's two major continuing business segments for the three-month periods ended March 31, (in thousands):

                                               Imatron                 Caral         Eliminations       Consolidated
                                          ------------------    ----------------    --------------    -----------------
2001:
Revenues from external customers            $    19,031            $     238          $     --           $   19,269
Intersegment revenues                                --                  569              (569)                  --
Total revenue                                    19,031                  807              (569)              19,269
Operating income                                  1,936                   39                --                1,975
Total assets as of March 31, 2001                59,826                  111              (704)              59,233

2000:
Revenues from external customers            $    11,113            $     125          $     --           $   11,238
Intersegment revenues                                --                  476              (476)                  --
Total revenue                                    11,113                  601              (476)              11,238
Operating income                                    284                   19                --                  303
Total assets as of March 31, 2000                41,787                  812              (261)              42,338

Form 10-Q                       IMATRON INC.                      MARCH 31, 2001
================================================================================


Note 9 - DISCONTINUED OPERATION -- SALE OF HEARTSCAN SUBSIDIARY


On November 16, 2000, the Company completed the sale of the remaining HeartScan center for a net gain of $427,000. Four of the five centers were sold in 1999 for a net gain of $1,049,000.

HeartScan's statement of operations data for the quarter ended March 31, 2000 is as follows (in thousands):

                                                                 2000
                                                              -----------

 Revenues                                                     $      --
 Costs and expenses                                                 163
                                                              -----------
 Loss before income taxes                                          (163)
 Gain on sale of assets of discontinued operations                   --
 Provision for income taxes                                          --
                                                              -----------
 Loss from discontinued operations                            $    (163)
                                                              ===========


Note 10 - EQUITY TRANSACTIONS

In February 2000, the Company issued vested warrants to purchase 100,000 shares of the Company's common stock to a non-employee for investor relations services. The fair value of these securities estimated at grant date using the Black Scholes option-pricing model was approximately $0.61 per share, with the following assumptions: expected stock price volatility of 80%; risk-free interest rate of 5.25%; and one year contractual life. The fair value of these instruments was recorded as an increase in additional paid in capital amounting to $61,000. The fully vested warrants were recorded as prepaid expense and are being amortized over eleven months, the term of the agreement.

Form 10-Q                       IMATRON INC.                      MARCH 31, 2001
================================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this document. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

This Form 10-Q contains forward-looking statements which are subject to risks and uncertainties. The Company's actual results may differ significantly from the results projected in the forward-looking statements as a result of certain risk factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The Company expressly disclaims any obligation to update any forward-looking statements.

Results of Continuing Operations:

                  Three months ended March 31, 2001 versus 2000

Total revenue. Total revenue for the three months ended March 31, 2001 of $19,269,000 increased $8,031,000 or 71% compared to revenues of $11,238,000 for the same period in 2000.

Product sales. Net product revenues increased to $16,582,000 in 2001 from $9,498,000 in 2000 due to shipment of 9 scanners in 2001 compared to 7 in 2000. Scanners sold in 2000 included 3 refurbished scanners which resulted in a lower average selling price as compared to the average selling price in 2001.

Service revenues. Service revenues increased 52% in 2001 to $2,449,000 from $1,615,000 in 2000 due to increases in service contract revenue and spare part shipments. The increase in service contract revenue was due to an increase in the number of scanners under service contracts. The increase in spare parts sales was due to an increase in parts ordered by customers not covered by service contracts.

Other product sales. Other product sales represent revenues from Caral's machining and fabrication services. Other product sales increased to $238,000 in 2001 from $125,000 in 2000 due to an increase in sales to a greater number of third-party customers.

Total cost of revenues. Total cost of revenue as a percent of revenues for the three months of 2001 was 56% as compared with 54% in 2000.

Product cost of revenues. Product cost as a percent of product revenues increased to 53% in 2001 from 52% in 2000 due to shipment of refurbished scanners with lower cost per unit in 2000 resulting in slightly higher gross margins.

Service cost of revenues. Service cost of revenues as a percent of service revenues increased to 73% in 2001 as compared to 65% in 2000 due to an increase in headcount and travel expenses to support additional scanners being serviced. In addition, cost of spare parts revenue also increased as a result of a change in sales mix.

Other product cost of revenues. Other product cost of revenues as a percent of other product revenues decreased to 98% in 2001 from 106% in 2000 due to increased sales to external customers with fixed manufacturing costs.

Operating expenses. Operating expenses for the three months of 2001 increased to $6,554,000, or 34% of revenues, compared to $4,814,000, or 43% of revenues in 2000. Research and development expenses of $2,636,000 in 2001 increased from $1,881,000 in 2000 due an increases in personnel compensation and material purchases for new product development programs. Marketing and sales expenses increased to $2,602,000 in 2001 from $1,945,000 in 2000 primarily due to increases in headcount and sales commissions resulting from increased scanner sales. Administrative expenses increased to $1,281,000 in 2001 from $953,000 in 2000 due primarily to an increase in business activities. Goodwill amortization amounting to $35,000 in 2001 and 2000 represents the amortized portion of goodwill related to the acquisition of Caral.

Form 10-Q                       IMATRON INC.                      MARCH 31, 2001
================================================================================

Interest income and other expenses. Interest income increased to $114,000 for the three months ending March 31, 2001 from $107,000 in the comparable period of 2000. The increase was due to the interest income earned from loan to stockholders, partially offset by lower cash balances and investments in interest-bearing securities. Interest expense increased to $33,000 in 2001 from $6,000 in 2000 due to the interest incurred on the borrowings under the line of credit. Other expense of $259,000 in 2001 is due primarily to unrealized foreign currency exchange losses on other receivables from Japan. The cumulative effect of a change in accounting principle amounting to $29,000 in 2000 was due to the adoption of Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements.

Provision for income taxes. The income tax provision for the three months ended March 31, 2001 is based on an estimated effective annual tax rate of 2.3%. The income tax provision represents primarily current state and federal minimum income taxes after utilization of net operating loss carryforwards. At December 31, 2000, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $64,368,000 and $6,494,000, respectively. Additionally, the Company has research and development and alternative minimum tax credit carryforwards of approximately $1,868,000 at December 31, 2000. The net operating loss and the research and development tax credit carryforwards expire in various years from 2001 through 2020.

Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss and tax credit carry forwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

Loss from discontinued operations. Loss from discontinued operations was primarily due to a change in the accrual for expected losses resulting from scanner depreciation and interest expense on the scanner lease obligation. The sale of HeartScan was completed in October 2000.


Liquidity and Capital Resources:

At March 31, 2001, working capital increased to $33,656,000 compared to December 31, 2000 working capital of $31,982,000. The current ratio decreased to 2.7:1 at March 31, 2001 from 3.2:1 at December 31, 2000.

The Company's total assets increased to $59,233,000 at March 31, 2001 compared to December 31, 2000 total assets of 51,488,000. Cash used in continuing operations was $3,378,000 for three months ended March 31, 2001 compared to $1,948,000 for the same period in 2000. Accounts receivable increased due to higher volume of scanner shipments and the lengthening of customer payment terms. Certain customers who are multi-scanner purchasers have more favorable payment terms compared to single-scanner purchasers. The increase in inventory and accounts payable was due to increased raw material purchases to meet anticipated shipments in the current fiscal year. In 2000, the major uses of cash were an increase in inventory purchases and a reduction of accounts payable. The increase in inventory was due to increased production levels, while the decrease in accounts payable resulted from accelerated payments to vendors.

Cash used by discontinued operations was $152,000 for the three month period ended March 31, 2000. Loss from discontinued operations for the three month period ended March 31, 2000 was $163,000. There were no transactions arising from discontinued operations during the quarter ended March 31, 2001 as the sale of discontinued operations was completed in October 2000.

The Company's investing activities for the three months ended March 31, 2001 included purchases of marketable securities and equipment amounting to $523,000 and $970,000, respectively, offset by maturities of marketable securities amounting to $461,000. The Company's investing activities in 2000 included purchases of marketable securities and equipment amounting to $2,062,000 and $220,000, respectively, offset by maturities of marketable securities amounting to $2,063,000.

Cash provided by financing activities was $3,582,000 for the three month period ended March 31, 2001 as compared with $2,523,000 for the same period in 2000. In 2001, the Company's $7,000,000 line of credit was utilized with an outstanding balance, including accrued interest of $3,534,000 at the end of March 2001. In 2000, significant sources of cash in financing activities were proceeds of $2,493,000 from issuance of common stock through private placements and exercises of the Company's stock option and employee stock purchase plans during the three month period ended March 31, 2000.

The Company's liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although cash requirements will fluctuate based

Form 10-Q                       IMATRON INC.                      MARCH 31, 2001
================================================================================




on timing and extent of these factors, management believes that cash, and cash equivalents existing at March 31, 2001, the estimated proceeds from ongoing sales of products and services, and the funds available under a line of credit with Silicon Valley Bank in 2001 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 2001.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In the past the Company has held investments consisting of interest bearing investment grade instruments consistent with the Company's investment portfolio. The Company has also entered into credit facilities and leasing arrangements. At March 31, 2001, the Company had money market mutual funds, certificates of deposit and commercial paper which mature in less than twelve months. Additionally, the Company maintained leases for other equipment that have been accounted for as capital leases with a total obligation of $124,000 as of March 31, 2001. The Company does not believe that it is subject to any material exposure to interest rate, foreign currency or other market risks.

Form 10-Q                       IMATRON INC.                      MARCH 31, 2001
================================================================================



PART II.     OTHER INFORMATION


Item 1.      Legal Proceedings

             Not applicable.

Item 2.      Changes in Securities

             Not applicable.

Item 3.      Defaults upon Senior Securities

             Not applicable.

Item 4.      Submission of Matters to a vote of Security Holders

             None

Item 5.                      Other Information

                             Not applicable.

Item 6.      Exhibits and Reports on Form 8-K Exhibits:

             Form 8-K Reports:  None.

Form 10-Q                       IMATRON INC.                      MARCH 31, 2001
================================================================================



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 14, 2001


                                      IMATRON INC.
                                      (Registrant)



                                      ------------------------------------------
                                      Frank Cahill
                                      Chief Financial Officer/
                                      Vice President - Finance &  Administration