Form 10-Q
period 2001-06-30
IMATRON INC
filed 2001-08-14
CIK 720477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

                                 Yes _X_ No ___

At August 3, 2001, 106,643,995 shares of the Registrant's common stock (no par value) were issued and outstanding.


                            Total Number of Pages: 18

================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2001
================================================================================


                                  IMATRON INC.
                                Table of Contents

                                                                            PAGE

PART 1   FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 2001 and
         December 31, 2000.                                                   3

         Condensed Consolidated Statements of Operations  - Three and Six-
         Month Periods Ended June 30, 2001 and 2000.                          4

         Condensed Consolidated Statements of Cash Flows - Six-Month Periods
         Ended June 30, 2001 and 2000.                                        5

         Notes to Condensed Consolidated Financial Statements.                7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                13


Item 3.  Quantitative and Qualitative Disclosures about Market Risks.        16



PART II. OTHER INFORMATION                                                   17

         SIGNATURES                                                          18

================================================================================
                                       2

FORM 10-Q                                                   IMATRON INC.                                               JUNE 30, 2001
====================================================================================================================================


                                                            IMATRON INC.
                                                Condensed Consolidated Balance Sheets
                                                           (In thousands)
                                                             (unaudited)

                                                                                                 June 30,               December 31,
ASSETS                                                                                             2001                     2000
                                                                                                 ---------                ---------
Current assets
    Cash and cash equivalents                                                                    $   6,782                $   4,718
    Short term investments                                                                            --                        461
    Accounts receivable, net:
           Trade accounts receivable                                                                26,811                   19,300
           Other receivables                                                                         3,057                    2,184
    Inventories                                                                                     20,612                   18,835
    Prepaid expenses                                                                                   657                      905
                                                                                                 ---------                ---------

Total current assets                                                                                57,919                   46,403

Property and equipment, net                                                                          4,505                    3,567
Goodwill, net                                                                                        1,031                    1,101
Other assets                                                                                           236                      417
                                                                                                 ---------                ---------

Total assets                                                                                     $  63,691                $  51,488
                                                                                                 =========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

    Accounts payable                                                                             $   3,819                $   3,037
    Deferred revenue                                                                                 1,867                    1,901
    Other accrued liabilities                                                                       11,129                    9,448
    Line of credit                                                                                   3,542                     --
    Capital lease obligations - due within one year                                                     57                       35
                                                                                                 ---------                ---------

Total current liabilities                                                                           20,414                   14,421

Deferred revenue                                                                                       235                      293
Capital lease obligations                                                                              132                       82
                                                                                                 ---------                ---------

Total liabilities                                                                                   20,781                   14,796
                                                                                                 ---------                ---------


Shareholders' equity

    Common stock                                                                                   128,018                  128,108
    Additional paid-in capital                                                                       9,720                    9,614
    Notes receivable from shareholders                                                                (113)                  (3,230)
    Accumulated deficit                                                                            (94,715)                 (97,800)
                                                                                                 ---------                ---------

Total shareholders' equity                                                                          42,910                   36,692
                                                                                                 ---------                ---------

Total liabilities and shareholders' equity                                                       $  63,691                $  51,488
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

====================================================================================================================================
                                                                  3

FORM 10-Q                                                   IMATRON INC.                                               JUNE 30, 2001
====================================================================================================================================

                                                            IMATRON INC.
                                           Condensed Consolidated Statements of Operations
                                              (In thousands, except per share amounts)
                                                             (unaudited)
                                                                                     Three Months ended         Six Months ended
                                                                                           June 30,                 June 30,
                                                                                      2001         2000        2001         2000
                                                                                   ---------    ---------    ---------    ---------
Revenues                                                                                 (unaudited)               (unaudited)
   Product sales                                                                   $  17,344    $  13,591    $  33,926    $  23,089
   Service                                                                             2,083        1,703        4,532        3,318
   Other product sales                                                                   209          260          447          385
                                                                                   ---------    ---------    ---------    ---------

        Total revenue                                                                 19,636       15,554       38,905       26,792
                                                                                   ---------    ---------    ---------    ---------

Cost of revenues
   Product sales                                                                       9,714        7,497       18,438       12,439
   Service                                                                             1,641        1,513        3,424        2,560
   Other product sales                                                                   177          238          410          370
                                                                                   ---------    ---------    ---------    ---------

        Total cost of revenues                                                        11,532        9,248       22,272       15,369
                                                                                   ---------    ---------    ---------    ---------
Gross profit                                                                           8,104        6,306       16,633       11,423
                                                                                   ---------    ---------    ---------    ---------

Operating expenses
   Research and development                                                            2,769        1,943        5,405        3,824
   Marketing and sales                                                                 2,648        1,992        5,250        3,937
   General and administrative                                                          1,287        1,324        2,568        2,277
   Goodwill amortization                                                                  36           36           71           71
                                                                                   ---------    ---------    ---------    ---------

        Total operating expenses                                                       6,740        5,295       13,294       10,109

Operating income                                                                       1,364        1,011        3,339        1,314

Interest income                                                                            7          182          121          289
Interest expense                                                                         (81)          (7)        (114)         (13)
Other income (expense)                                                                    69            4         (190)           4
                                                                                   ---------    ---------    ---------    ---------

Income from continuing operations before provision for income taxes
                                                                                       1,359        1,190        3,156        1,594

Provision for income taxes                                                               (31)        --            (71)        --
                                                                                   ---------    ---------    ---------    ---------

Income from continuing operations                                                      1,328        1,190        3,085        1,594

 Loss from discontinued operations                                                      --           (143)        --           (306)
                                                                                   ---------    ---------    ---------    ---------

Income before cumulative effect of change in accounting principle                  $   1,328    $   1,047    $   3,085    $   1,288
Cumulative effect on period prior to December 31, 1999 of changing to a
   different revenue recognition method                                                 --           --           --            (29)
                                                                                   ---------    ---------    ---------    ---------

Net income                                                                         $   1,328    $   1,047    $   3,085    $   1,259
                                                                                   =========    =========    =========    =========

Net income per common share:

    Income from continuing operations - basic and diluted                          $    0.01    $    0.01    $    0.03    $    0.01
                                                                                   =========    =========    =========    =========
    Net income - basic and diluted                                                 $    0.01    $    0.01    $    0.03    $    0.01
                                                                                   =========    =========    =========    =========

Number of shares used in basic per share calculations                                105,025      102,280      104,944      101,480
                                                                                   =========    =========    =========    =========

Number of shares used in diluted per share calculations                              106,311      107,366      106,199      106,890
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

====================================================================================================================================
                                                                  4

FORM 10-Q                                                   IMATRON INC.                                               JUNE 30, 2001
====================================================================================================================================

                                                            IMATRON INC.
                                           Condensed Consolidated Statements of Cash Flows
                                                           (In thousands)
                                                             (unaudited)

                                                                                                           Six Months Ended June 30,
                                                                                                            2001              2000
                                                                                                           -------          -------
                                                                                                                          (Restated)
Cash flows from operating activities:
   Net income                                                                                              $ 3,085          $ 1,259
   Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization                                                                           530              366
       Net loss from discontinued operations                                                                  --                306
       Goodwill amortization                                                                                    70               71
       Common stock issued for services                                                                        586              292
       Options and warrants issued for services                                                                 56               68
       Provision for doubtful accounts                                                                          28             --
       Loss on disposal of assets                                                                               51              237
   Changes in operating assets and liabilities:

       Accounts receivable                                                                                  (7,412)          (1,829)
       Inventories                                                                                          (1,777)          (5,736)
       Prepaid expenses                                                                                        298              176
       Other assets                                                                                            181              193
       Accounts payable                                                                                        782             (401)
       Other accrued liabilities                                                                             1,681            1,344
       Deferred revenue                                                                                        (92)            (106)
                                                                                                           -------          -------
   Net cash used in continuing operations                                                                   (1,933)          (3,760)
   Net cash used in discontinued operations                                                                   --              1,086
                                                                                                           -------          -------
Net cash used in operating activities                                                                       (1,933)          (2,674)
                                                                                                           -------          -------

Cash flows from investing activities:

   Capital expenditures                                                                                     (1,434)          (1,195)
   Loan to Positron                                                                                         (1,000)            --
   Purchases of available-for-sale securities                                                                 (523)          (2,062)
   Maturities of available-for-sale securities                                                                 984            2,063
                                                                                                           -------          -------
Net cash used in investing activities                                                                       (1,973)          (1,194)
                                                                                                           -------          -------

Cash flows from financing activities:

   Payments of obligations under capital leases                                                                (13)             (22)
   Loans to stockholders                                                                                       (33)              37
   Borrowings under line of credit                                                                           3,542             --
   Proceeds from issuance of common stock                                                                    2,474            2,736
                                                                                                           -------          -------
Net cash provided by financing activities                                                                    5,970            2,751
                                                                                                           -------          -------

Net increase (decrease) in cash and cash equivalents                                                         2,064           (1,117)
Cash and cash equivalents, at beginning of the period                                                        4,718            9,198
                                                                                                           -------          -------
Cash and cash equivalents, at end of the period                                                            $ 6,782          $ 8,081
                                                                                                           =======          =======

                                                              Continued

====================================================================================================================================
                                                                  5

FORM 10-Q                                                   IMATRON INC.                                               JUNE 30, 2001
====================================================================================================================================


                                                              Continued

                                                            IMATRON INC.
                                     Condensed Consolidated Statements of Cash Flows, continued
                                                           (In thousands)


Supplemental Disclosure of Noncash Investing and Financing Activities:

   Cash paid for interest on capital lease obligations                                                      $   90            $   13
   Equipment acquired under capital lease                                                                   $   85            $   26
   Shares repurchased                                                                                       $3,150              --
   Cash paid for income taxes                                                                               $  135            $   83
   Notes receivable from shareholder                                                                        $ --              $3,000


                       The accompanying notes are an integral part of these consolidated financial statements.


====================================================================================================================================
                                                                  6

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2001
================================================================================

                                  IMATRON INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual consolidated financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, respectively, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Operating results for the three and six month periods ended June 30, 2000 have been restated to reflect the new revenue recognition policy in accordance with SAB 101.

Note 2 - BASIS OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, HeartScan Imaging Inc. ("HeartScan") and Caral Manufacturing ("Caral"). All significant intercompany balances and transactions have been eliminated in consolidation.

On November 16, 2000, the Company completed the sale of its HeartScan centers to various companies. The Company's condensed consolidated financial statements for the three and six-month periods ended June 30, 2000 reflect HeartScan as a discontinued operation.

Note 3 - NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" on July 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Because the Company does not hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial position, result of operations or cash flows.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations completed after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

The Company is required to adopt the provisions of SFAS 141 immediately. SFAS 141 requires, upon adoption of SFAS 142, the Company to evaluate its existing intangible assets and goodwill that were acquired in a prior purchase

================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2001
================================================================================

business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, if an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill to the reporting unit as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent the reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $961,000, of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $36,000 and $71,000 for the three and six-month periods ended June 30, 2001, respectively, and $143,000 for the year ended December 31, 2000. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

The Company adopted SAB 101 in the fourth quarter of fiscal year 2000 and in accordance with APB Opinion No. 20 Accounting Changes and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements, results of operations for the first, second and third quarters of fiscal year 2000 were restated to reflect the new revenue recognition policy. The effect of the adoption of SAB 101 on retained earnings as of January 1, 2000 has been reflected as the cumulative effect of a change in accounting principle in the net income for the six months ended June 30, 2000. The cumulative effect includes reversal of $442,000 and $413,000 related to revenues and costs of sales, respectively, recognized in prior periods.

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

================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2001
================================================================================

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

Note 5 - inventories

Inventories were as follows:

                                                       June 30,     December 31,
                                                         2001           2000
                                                       -------        -------
                                                            (In thousands)

Purchased parts and sub-assemblies                     $ 7,464        $ 7,377
Service parts                                            3,089          2,588
Work-in-progress                                         7,362          6,209
Finished products                                        2,697          2,661
                                                       -------        -------

                                                       $20,612        $18,835
                                                       =======        =======


Note 6 - LINE OF CREDIT

On February 21, 2001, the Company was granted a $7,000,000 revolving line of credit by Silicon Valley Bank. Interest under the line of credit is computed based on the outstanding principal balance at a per annum rate of 1% over prime or 7.75% at June 30, 2001. The line of credit has a maturity date of February 21, 2002 and is secured by domestic receivables. Under the terms of the agreement, the Company is required to satisfy certain financial and operating covenants, which include a ratio of quick assets to current liabilities, net of deferred service revenue, of at least 1.00:1.00 and a ratio of total liabilities, net of subordinated debt and deferred service revenue, to tangible net worth plus subordinated debt of no more than 1.00:1.00. The Company is in compliance with the financial and operating covenants as of June 30, 2001. The fair value of the borrowings under the line of credit approximate their current value based on the current interest rate available to the Company. As of June 30, 2001, the outstanding amount under the agreement is $3,523,000.

Note 7 - NET INCOME (LOSS) PER SHARE

================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2001
================================================================================

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

Certain options and warrants in 2000 and 2001 have been excluded from the net income per share calculation as their exercise prices were greater than the underlying value of the Company's common stock. The computation of basic and diluted earnings per share for both continuing and discontinued operations for the three and six month periods ended June 30, 2001 and 2000, are as follows:

                                                                          Three Months ended                  Six Months ended
                                                                                June 30,                           June 30,
                                                                         2001             2000              2001              2000
                                                                     -----------       ----------       -----------       ---------
                                                                                 (In thousands, except per share amounts)
Income from continuing operations                                    $     1,328       $    1,190       $     3,085       $   1,565
                                                                     ===========       ==========       ===========       =========

Loss from discontinued operations                                    $      --         $     (143)      $      --         $    (306)
                                                                     ===========       ==========       ===========       =========

Net income                                                           $     1,328       $    1,047       $     3,085       $   1,259
                                                                     ===========       ==========       ===========       =========

Weighted average common shares - basic                                   105,025          102,280           104,944         101,480
                                                                     ===========       ==========       ===========       =========

Weighted average common shares - diluted                                 106,312          106,694           106,199         107,185
                                                                     ===========       ==========       ===========       =========

Basic and diluted income (loss) per share:

     Income from continuing operations                               $      0.01       $     0.01       $      0.03       $    0.01
                                                                     ===========       ==========       ===========       =========
     Loss from discontinued operations                               $      --         $     0.00       $      --         $    0.00
                                                                     ===========       ==========       ===========       =========
     Net income                                                      $      0.01       $     0.01       $      0.03       $    0.01
                                                                     ===========       ==========       ===========       =========

Antidilutive options and warrants not included in
calculation                                                               10,853            8,569            10,798           8,522
                                                                     ===========       ==========       ===========       =========

================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2001
================================================================================

Note 8 - ENTERPRISE WIDE SEGMENT DISCLOSURES

The Company operates in two industry segments. Imatron, the parent, operates in one industry segment in which it designs, manufactures, services and markets a computed tomography scanner and Caral engages in the business of machining and fabrication of metal and plastic components. The Company's discontinued segment operated centers that perform the coronary artery scan procedures. The Company sold all its assets in HeartScan in 2000 (included in the Company's annual report or Form 10K).

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

The following table summarizes the results of operations for the Company's two major continuing business segments for the six-month periods ended June 30, (in thousands):

                                                                    Imatron            Caral         Eliminations       Consolidated
                                                                    -------            -----         ------------       ------------
2001:
Revenues from external customers                                    $38,458           $   447           $  --              $38,905
Intersegment revenues                                                  --               1,366            (1,366)              --
Total revenue                                                        38,458             1,813            (1,366)            38,905
Operating income                                                      3,204               135              --                3,339
Total assets as of June 30, 2001                                     63,048             1,149              (506)            63,691


2000:
Revenues from external customers                                    $26,407           $   385           $  --              $26,792
Intersegment revenues                                                  --               1,052            (1,052)              --
Total revenue                                                        26,407             1,437            (1,052)            26,792
Operating income                                                      1,213               101              --                1,314
Total assets as of June 30, 2000                                     45,481               827              (387)            45,921

================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2001
================================================================================

Note 9 - EQUITY TRANSACTIONS

In February 2001, the Company issued fully vested warrants to purchase 100,000 shares of the Company's common stock to a non-employee for investor relations services. The fair value of these securities estimated at grant date using the Black Scholes option-pricing model was approximately $0.61 per share, with the following assumptions: expected stock price volatility of 80%; risk-free interest rate of 5.25%; and one year contractual life. The fair value of these instruments was recorded as an increase in additional paid in capital amounting to $61,000. The fully vested warrants were recorded as prepaid expense and are being amortized over eleven months, the term of the agreement.

In May 2001, the Company's Board of Directors authorized the repurchase of 1,615,325 shares of common stock from Terry Ross in consideration of Mr. Ross's promissory note and accrued interest amounting to $3,150,000. The repurchased shares were retired and recorded as a reduction in common stock and notes receivable.

In May 2001, the Company's shareholders approved an increase in the number of shares authorized to be issued pursuant to the 1994 Employee Stock Purchase Plan from 2,300,000 common shares to 2,800,000 common shares, and an increase in the number of shares authorized to be issued pursuant to the Bonus Incentive Plan from 2,200,000 common shares to 3,200,000 common shares. The Company's shareholders also approved the 2001 Stock Option Plan.

In June 2001, the Company closed a private placement offering of the Company's common stock whereby 1,250,000 shares of common stock were sold at $1.60 per share, and realized net proceeds of $2,000,000. The offering included a warrant to purchase 1,500,000 shares of common stock at $2.25 per share and provided for the cancellation of old warrants to purchase 3,000,000 shares of common stock at an average price of $3.45 per share. The old warrants were originally issued in April 1996 to the same investor as part of a private placement offering. The investor is an unrelated party who does not provide services to the Company.

Note 10 - RELATED PARTY TRANSACTIONS

In June 2001, the Company made an advance to Positron Corporation (Positron), in which the Company has a 14.5% equity interest (accounted for using the cost method), under a $2,000,000 credit facility. The financing bears an interest rate of 10% and is secured by all of Positron's assets. The loan is payable in installments through June 30, 2002, the maturity of the loan. In conjunction with the loan agreement, Positron issued the Company, a 5-year warrant to purchase 6,000,000 shares of Positron common stock at $0.30 per share. At June 29, 2001, the Company has advanced $1,000,000 under this credit facility, which is recorded within other receivables in the current assets.

================================================================================
                                       12

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2001
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this document. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

Results of Operations:

           Three and six month periods ended June 30, 2001 versus 2000

Total revenue. Total revenues for the three months ended June 30, 2001 of $19,636,000 increased $4,082,000 or 26% compared to revenues of $15,554,000 for the same period in 2000. Total revenues for the six months ended June 30, 2001 of $38,905,000 increased $12,113,000 or 45% compared to revenues of $26,792,000 for the same period in 2000.

Product sales. For the three months ended June 30, 2001, net product revenues increased 28% to $17,344,000 from $13,591,000 due to shipment of 10 scanners compared to 8 for the same period in 2000. For the six months ended June 30, 2001, net product revenues increased 47% to $33,926,000 from $23,089,000 due to shipment of 19 scanners compared to 15 for the same period in 2000. Scanners sold in the first half of 2000 included 4 refurbished scanners which resulted in a lower average selling price per scanner as compared to the average selling price for the same period in 2001.

Service revenues. For the three months ended June 30, 2001, service revenues increased 22% to $2,083,000 from $1,703,000 for the same period in 2000 due to an increase in the number of service contracts maintained offset by a decrease in spare parts shipped. For the six months ended June 30, 2001, service revenues increased 37% to $4,532,000 from $3,318,000 for the same period in 2000 due to an increase in the number of scanners under service contracts. The Company expects continued increase in its service contract revenues as more scanners are sold and related one-year warranty expires.

Other product sales. Other product sales represent revenues from Caral's machining and fabrication services. For the three months ended June 30, 2001, other product sales decreased 20% to $209,000 in 2001 from $260,000 for the same period in 2000 due to a decrease in orders from third-party customers. For the six months ended June 30, 2001, other product sales increased 16% to $447,000 in 2001 from $385,000 for the same period in 2000 due to increased sales to third-party customers in the first quarter of 2001.

Total cost of revenues. Total cost of revenues as a percent of revenues for the three months ended June 30, 2001 and 2000 remained unchanged at 59%. Total cost of revenues as a percent of revenues for the six months ended June 30, 2001 and 2000 remained unchanged at 57%.

Cost of product revenues. For the three months ended June 30, 2001, product cost as a percent of product revenues slightly increased to 56% in 2001 from 55% for the same period in 2000. For the six months ended June 30, 2001 and 2000, product cost as a percent of product revenues remained unchanged at 54%.

Cost of service revenues. For the three months ended June 30, 2001, cost of service revenues as a percent of service revenues decreased to 79% as compared to 89% for the same period in 2000. For the six months ended June 30,

================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2001
================================================================================

2001, cost of service revenues decreased 76% as compared to 77% for the same period in 2000. The decreases in costs as a percent of service revenues were due to the increase in the number of scanners under service contracts .

Cost of other product revenues. For the three months ended June 30, 2001, other product cost of revenues as a percent of other product revenues decreased to 85% in 2001 from 92% in 2000. For the six months ended June 30, 2001, other product cost of revenues as a percent of other product revenues decreased to 92% in 2001 from 96% in 2000 due to lower cost of materials purchased.

Operating expenses. For the three months ended June 30, 2001, operating expenses increased to $6,740,000, or 34% of revenues, compared to $5,295,000, or 34% of revenues for the same period in 2000. For the six months ended June 30, 2001, operating expenses increased to $13,294,000, or 34% of revenues, compared to $10,109,000, or 38% of revenues, for the same period in 2000.

Research and development expenses. For the three months ended June 30, 2001, research and development expenses increased to $2,769,000, or 14% of revenues, compared to $1,943,000, or 12% of revenues for the same period in 2000. For the six months ended June 30, 2001, research and development expenses increased to $5,405,000, or 14% of revenues, compared to $3,824,000, or 14% of revenues, for the same period in 2000. The increase in research and development expenses in 2001 as compared with 2000 was primarily due to increases in personnel compensation and material purchases for new product development programs. The Company remains committed to spending on research and development to develop technological enhancements for its EBT scanner and expand its applications.

Selling and administrative expenses. For the three months ended June 30, 2001, marketing and sales expenses increased to $2,648,000 or 13% of revenues, compared to $1,992,000, or 13% of revenues for the same period in 2000. For the six months ended June 30, 2001, marketing and sales expenses increased to $5,250,000 or 13% of revenues, compared to $3,937,000, or 15% of revenues for the same period in 2000. The increase in marketing and sales expenses in 2001 as compared with 2000 was primarily due to increases in headcount and sales commissions resulting from increased scanner sales. For the three months ended June 30, 2001, administrative expenses slightly decreased to $1,287,000, or 7% of revenues, compared to $1,324,000, or 9% of revenues for the same period in 2000. For the six months ended June 30, 2001, administrative expenses increased to $2,568,000, or 7% of revenues, compared to $2,277,000, or 8% of revenues for the same period in 2000 due to an increase in business activities. Goodwill amortization for the three months and six months ended June 30, 2001 and 2000, amounting to $36,000 and $71,000, respectively, represent the amortized portion of goodwill related to the acquisition of Caral.

Interest income and other expenses. Interest income during the three month and six month periods ended June 30, 2001 was $7,000 and $121,000, respectively, compared to $182,000 and $289,000, respectively, for the same periods in 2000. The decrease in interest income was the result of lower cash balances and investments in interest-bearing securities. Interest expense during the three months and six months ended June 30, 2001 was $81,000 and $114,000, respectively, compared to $7,000 and $13,000, respectively, for the same periods in 2000. The increase in interest expense was due to the interest incurred on the borrowings under the line of credit. Other income (expense) during the three months and six months ended June 30, 2001 was $69,000 and $(190,000), respectively, compared to $4,000 for the same periods in 2000. The change in other income (expense) was due to the fluctuations in foreign currency exchange rates on other receivables from Japan. The cumulative effect of a change in accounting principle amounting to $29,000 in 2000 was due to the adoption of Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements.

Provision for income taxes. The income tax provision for the three and six-month periods ended June 30, 2001 is based on an estimated effective annual tax rate of 2.3%. The income tax provision represents primarily current state and federal alternative minimum income taxes after utilization of net operating loss carryforwards. At December 31, 2000, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $64,368,000 and $6,494,000, respectively. Additionally, the Company has research and development and alternative minimum tax credit carryforwards of approximately $1,868,000 at December 31, 2000. The net operating loss and the research and development tax credit carryforwards expire in various years from 2001 through 2020.

================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2001
================================================================================

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

Liquidity and Capital Resources:

At June 30, 2001, working capital increased to $37,505,000 compared to December 31, 2000 working capital of $31,982,000. The current ratio decreased to 2.8:1 at June 30, 2001 from 3.1:1 at December 31, 2000.

The Company's total assets increased to $63,691,000 at June 30, 2001 compared to December 31, 2000 total assets of 51,488,000. Cash used in continuing operations was $1,933,000 for six months ended June 30, 2001 compared to $3,760,000 for the same period in 2000. Accounts receivable increased due to higher volume of scanner shipments and the lengthening of customer payment terms. The current economic conditions in the United States have had a perceptible effect on the ability of certain of Imatron's customers to complete their equipment financing requirements in a timely manner. Although Imatron sees strong demand for its EBT scanners, the Company may experience a lengthening of the collection periods for its receivables from certain customers.

The increase in inventory and accounts payable was due to increased raw material purchases to meet anticipated shipments in the current fiscal year. The increase in other accrued liabilities was due primarily to accrual of marketing expenses related to scanners sold. In 2000, the major uses of cash were increases in inventory purchases and other accrued liabilities, and a reduction of accounts payable. The increase in inventory was due to increased production levels, while the decrease in accounts payable resulted from accelerated payments to vendors. Other accrued liabilities increased due primarily to deposits received for scanner orders.

Cash used by discontinued operations was $1,086,000 for the six month period ended June 30, 2000 relates to the cash balance transferred to Imatron. There were no transactions arising from discontinued operations during the quarter ended June 30, 2001 as the sale of discontinued operations was completed in October 2000.

The Company's investing activities for the six months ended June 30, 2001 included purchases of marketable securities and equipment amounting to $523,000 and $1,434,000, respectively, and a $1,000,000 advance made to Positron, a related party, partially offset by maturities of marketable securities amounting to $984,000. The Company's investing activities for the same period in 2000 included purchases of marketable securities and equipment amounting to $2,062,000 and $1,195,000, respectively, offset by maturities of marketable securities amounting to $2,063,000.

Cash provided by financing activities was $5,970,000 for the six month period ended June 30, 2001 as compared with $2,751,000 for the same period in 2000. In 2001, the Company's $7,000,000 line of credit was utilized with an outstanding balance, including accrued interest of $3,542,000 at the end of June 2001. Other significant sources of cash in financing activities were proceeds of $2,474,000 from issuance of common stock through private placements and exercises of the Company's stock option and employee stock purchase plans. In 2000, significant sources of cash in financing activities were proceeds of $2,736,000 from issuance of common stock through private placements and exercises of the Company's stock option and employee stock purchase plans during the six month period ended June 30, 2000.

The Company's liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although cash requirements will fluctuate based on timing and extent of these factors, management believes that cash, and cash equivalents existing at June 30, 2001, the estimated proceeds from ongoing sales of products and services, and the funds available under a line of credit with Silicon Valley Bank in 2001 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 2001.

================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2001
================================================================================

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In the past the Company has held investments consisting of interest bearing investment grade instruments consistent with the Company's investment portfolio. The Company has also entered into credit facilities and leasing arrangements. At June 30, 2001, the Company had money market mutual funds, certificates of deposit and commercial paper which mature in less than twelve months. Additionally, the Company maintained leases for other equipment that have been accounted for as capital leases with a total obligation of $189,000 as of June 30, 2001. The Company does not believe that it is subject to any material exposure to interest rate, foreign currency or other market risks.

================================================================================
                                       16

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2001
================================================================================


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a vote of Security Holders

         The Company's  Annual Meeting of Shareholders was held on May 11, 2001.
         At  the  meeting,   the  following  proposals  were  submitted  to  the
         shareholders for approval:

         a) To elect the following as the Company's board of directors for the ensuing year:

                  Douglas P. Boyd              84,336,156             2,825,488
                  Allen Chozen                 84,362,432             2,799,212
                  John Couch                   84,498,756             2,662,888
                  William J.McDaniel           84,476,355             2,685,289
                  S. Lewis Meyer               84,285,571             2,876,073
                  Richard Myler                84,534,927             2,626,717
                  Terry Ross                   84,494,691             2,666,953
                  Also Test                    84,395,284             2,766,360

         b) To approve the increase in the number of shares authorized to be issued pursuant to the 1994 Employee Stock Purchase Plan from 2,300,000 common shares to 2,800,000 common shares. For:
                  23,622,875; Against: 4,590,641; and Abstain: 318,726

         c) To approve the increase in the number of shares authorized to be issued pursuant to the Bonus Incentive Plan from 2,200,000 common shares to 3,200,000 common shares. For: 19,703,367;
                  Against: 4,590,641; and Abstain: 318,726

         d)       To  approve  the 2001  Stock  Option  Plan.  For:  15,914,790;
                  Against: 8,426,137; and Abstain: 693,777

         e) To ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2001. For: 86,434,675; Against: 423,021; and Abstain: 303,948.

Item 5. Other Information

         Terry Ross and Allen M. Chozen resigned as directors of the Company on May 11, 2001 and June 22, 2001, respectively.

Item 6. Exhibits and Reports on Form 8-K Exhibits:

================================================================================

FORM 10-Q                         IMATRON INC.                     JUNE 30, 2001
================================================================================

   (a) Exhibits

         6.1 Common Stock Purchase Agreement dated June 25, 2001 between Imatron Inc. and Jose Maria Salema Garcao.

         6.2      Common Stock Purchase Warrant No. 2001-2 dated June 29, 2001.

         6.3 Loan Agreement dated June 29, 2001 between Imatron Inc. and Positron Corporation.

         6.4 Security Agreement dated June 29, 2001 between Imatron Inc. and Positron Corporation.

         6.5 Registration Rights Agreement dated June 29, 2001 between Imatron Inc. and Positron Corporation.

   Form 8-K Reports: None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2001

                                      IMATRON INC.
                                      (Registrant)

                                      /s/ Frank Cahill
                                      -------------------------
                                      Frank Cahill
                                      Chief Financial Officer/
                                      Vice President - Finance &  Administration

================================================================================