Form 10-Q
period 2001-09-30
IMATRON INC
filed 2001-11-14
CIK 720477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.


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

                      Yes _X_                                   No ___


At October 29, 2001, 105,331,524 shares of the Registrant's common stock (no par value) were issued and outstanding.

                            Total Number of Pages: 20

FORM 10-Q                         IMATRON INC.                SEPTEMBER 30, 2001
================================================================================

                                  IMATRON INC.
                                Table of Contents

                                                                            PAGE
PART 1   FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets - September 30, 2001 and
         December 31, 2000.                                                   3

         Condensed Consolidated Statements of Operations  - Three and Nine-
         Month Periods Ended September 30, 2001 and 2000.                     4

         Condensed Consolidated Statements of Cash Flows - Nine-Month
         Periods Ended September 30, 2001 and 2000.                           5

         Notes to Condensed Consolidated Financial Statements.                7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                 14


Item 3.  Quantitative and Qualitative Disclosures about Market Risks.         17


PART II. OTHER INFORMATION                                                    18


         SIGNATURES                                                           20

FORM 10-Q                         IMATRON INC.                SEPTEMBER 30, 2001
================================================================================

                                  IMATRON INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (unaudited)


                                                    September 30,   December 31,
ASSETS                                                  2001           2000
                                                      ---------      ---------
Current assets
    Cash and cash equivalents                         $   7,768      $   4,718
    Short term investments                                 --              461
    Accounts receivable, net:
           Trade accounts receivable                     26,780         19,300
           Other receivables                              3,614          2,184
    Inventories                                          24,742         18,835
    Prepaid expenses                                        637            905
                                                      ---------      ---------

Total current assets                                     63,541         46,403

Property and equipment, net                               4,514          3,567
Goodwill, net                                               996          1,101
Other assets                                                156            417
                                                      ---------      ---------

Total assets                                          $  69,207      $  51,488
                                                      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                  $   4,975      $   3,037
    Deferred revenue                                      3,308          2,109
    Other accrued liabilities                            11,732          9,235
    Line of credit                                        5,556           --
    Capital lease obligations - due within one year          68             35
                                                      ---------      ---------

Total current liabilities                                25,639         14,416

Deferred revenue                                            176            293
Capital lease obligations                                   119             82
                                                      ---------      ---------

Total liabilities                                        25,934         14,791
                                                      ---------      ---------


Shareholders' equity
    Common stock                                        128,330        128,108
    Additional paid-in capital                            9,720          9,614
    Notes receivable from shareholders                     (113)        (3,230)
    Accumulated deficit                                 (94,664)       (97,795)
                                                      ---------      ---------

Total shareholders' equity                               43,273         36,697
                                                      ---------      ---------

Total liabilities and shareholders' equity            $  69,207      $  51,488
                                                      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

FORM 10-Q                                                   IMATRON INC.                                          SEPTEMBER 30, 2001
====================================================================================================================================

                                                            IMATRON INC.
                                           Condensed Consolidated Statements of Operations
                                              (In thousands, except per share amounts)
                                                             (unaudited)


                                                                                    Three Months ended         Nine Months ended
                                                                                       September 30,              September 30,
                                                                                     2001         2000         2001          2000
                                                                                   ---------    ---------    ---------    ---------
Revenues                                                                                (unaudited)                (unaudited)
   Product sales                                                                   $  14,558    $  15,227    $  47,360    $  38,316
   Service                                                                             2,239        2,012        6,771        5,330
   Other product sales                                                                   108          244          555          629
                                                                                   ---------    ---------    ---------    ---------

        Total revenue                                                                 16,905       17,483       54,686       44,275
                                                                                   ---------    ---------    ---------    ---------

Cost of revenues
   Product sales                                                                       7,848        8,546       25,163       20,985
   Service                                                                             2,082        1,538        5,506        4,098
   Other product sales                                                                   122          216          532          586
                                                                                   ---------    ---------    ---------    ---------

        Total cost of revenues                                                        10,052       10,300       31,201       25,669
                                                                                   ---------    ---------    ---------    ---------
Gross profit                                                                           6,853        7,183       23,485       18,606
                                                                                   ---------    ---------    ---------    ---------

Operating expenses
   Research and development                                                            2,781        2,455        8,186        6,279
   Marketing and sales                                                                 2,546        1,865        7,796        5,802
   General and administrative                                                          1,503        1,281        4,071        3,558
   Goodwill amortization                                                                  34           36          105          107
                                                                                   ---------    ---------    ---------    ---------

        Total operating expenses                                                       6,864        5,637       20,158       15,746
                                                                                   ---------    ---------    ---------    ---------

Operating income (loss)                                                                  (11)       1,546        3,327        2,860

Interest income                                                                           23           84          142          372
Interest expense                                                                         (82)          (4)        (196)         (17)
Other income (expense)                                                                   117           (3)         (71)           2
                                                                                   ---------    ---------    ---------    ---------

Income from continuing operations before provision for income taxes                       47        1,623        3,202        3,217

Provision for income taxes                                                              --           --            (71)        --
                                                                                   ---------    ---------    ---------    ---------

Income from continuing operations                                                         47        1,623        3,131        3,217

Loss from discontinued operations                                                       --            (58)        --           (364)
                                                                                   ---------    ---------    ---------    ---------

Income before cumulative effect of change in accounting principle                         47        1,565        3,131        2,853
Cumulative effect on period prior to December 31, 1999 of changing to a
   different revenue recognition method                                                 --           --           --            (29)
                                                                                   ---------    ---------    ---------    ---------

Net income                                                                         $      47    $   1,565    $   3,131    $   2,824
                                                                                   =========    =========    =========    =========

Net income per common share:
    Income from continuing operations - basic and diluted                          $    0.00    $    0.02    $    0.03    $    0.03
                                                                                   =========    =========    =========    =========
    Net income - basic and diluted                                                 $    0.00    $    0.02    $    0.03    $    0.03
                                                                                   =========    =========    =========    =========

Number of shares used in basic per share calculations                                105,099      104,414      104,996      102,458
                                                                                   =========    =========    =========    =========

Number of shares used in diluted per share calculations                              105,883      107,178      106,094      107,183
                                                                                   =========    =========    =========    =========

                       The accompanying notes are an integral part of these consolidated financial statements.

FORM 10-Q                                                   IMATRON INC.                                          SEPTEMBER 30, 2001
====================================================================================================================================

                                                            IMATRON INC.
                                           Condensed Consolidated Statements of Cash Flows
                                                           (In thousands)
                                                             (unaudited)


                                                                                                     Nine Months Ended September 30,
                                                                                                        2001               2000
                                                                                                       --------          --------
Cash flows from operating activities:
   Net income                                                                                          $  3,131          $  2,824
   Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization                                                                        836               580
       Net loss from discontinued operations                                                               --                 364
       Goodwill amortization                                                                                105               107
       Common stock issued for services                                                                     699               425
       Options and warrants issued for services                                                              41               110
       Provision for doubtful accounts                                                                      150              --
       Loss on disposal of assets                                                                            51               246
   Changes in operating assets and liabilities:
       Accounts receivable                                                                               (7,560)           (1,750)
       Inventories                                                                                       (5,907)           (5,774)
       Prepaid expenses                                                                                     297              (641)
       Other assets                                                                                         297               258
       Accounts payable                                                                                   1,938            (1,100)
       Other accrued liabilities                                                                          2,497               776
       Deferred revenue                                                                                   1,082               669
                                                                                                       --------          --------
   Net cash used in continuing operations                                                                (2,343)           (2,906)
   Net cash used in discontinued operations                                                                --               1,028
                                                                                                       --------          --------
Net cash used in operating activities                                                                    (2,343)           (1,878)
                                                                                                       --------          --------

Cash flows from investing activities:
   Capital expenditures                                                                                  (1,742)           (1,369)
   Loan to Positron                                                                                      (1,500)             --
   Purchases of available-for-sale securities                                                              (523)           (2,523)
   Maturities of available-for-sale securities                                                              984             4,061
                                                                                                       --------          --------
Net cash provided by (used in) investing activities                                                      (2,781)              169
                                                                                                       --------          --------

Cash flows from financing activities:
   Payments of obligations under capital leases                                                             (22)              (30)
   Loans to stockholders                                                                                    (33)               37
   Borrowings under line of credit                                                                        5,556              --
   Proceeds from issuance of common stock                                                                 2,673             2,881
                                                                                                       --------          --------
Net cash provided by financing activities                                                                 8,174             2,888
                                                                                                       --------          --------

Net increase in cash and cash equivalents                                                                 3,050             1,179
Cash and cash equivalents, at beginning of the period                                                     4,718             9,198
                                                                                                       --------          --------
Cash and cash equivalents, at end of the period                                                        $  7,768          $ 10,377
                                                                                                       ========          ========

FORM 10-Q                                                   IMATRON INC.                                          SEPTEMBER 30, 2001
====================================================================================================================================

                                                              Continued


                                                            IMATRON INC.
                                     Condensed Consolidated Statements of Cash Flows, continued
                                                           (In thousands)


Supplemental Disclosure to the Statement of Cashflow:

   Cash paid for interest on capital lease obligations                                                 $     10          $     13

   Equipment acquired under capital lease                                                              $     85          $     26

   Shares repurchased                                                                                  $  3,150          $   --

   Cash paid for income taxes                                                                          $    135          $     83

   Notes receivable from shareholder                                                                   $   --            $  3,000


                       The accompanying notes are an integral part of these consolidated financial statements.

FORM 10-Q                         IMATRON INC.                SEPTEMBER 30, 2001
================================================================================

                                  IMATRON INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, respectively, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Operating results for the three and nine month periods ended September 30, 2000 have been restated to reflect the new revenue recognition policy in accordance with SAB 101.

Certain reclassifications have been made to the 2000 amounts to conform to the current period presentation.

Note 2 - BASIS OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, HeartScan Imaging Inc. ("HeartScan") and Caral Manufacturing, Inc. ("Caral"). All significant intercompany balances and transactions have been eliminated in consolidation.

On November 16, 2000, the Company completed the sale of its HeartScan centers to various companies. The Company's condensed consolidated financial statements for the three and nine-month periods ended September 30, 2000 reflect HeartScan as a discontinued operation.

Note 3 - NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Because the Company does not hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial position, result of operations or cash flows.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually in accordance with the provisions of FAS No. 142. FAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company will continue to amortize goodwill existing at June 30, 2001 until the new standard is adopted and test goodwill for impairment in accordance with SFAS No. 121. The

FORM 10-Q                         IMATRON INC.                SEPTEMBER 30, 2001
================================================================================

Company is currently evaluating the effect that adoption of the provisions of FAS No. 142 will have on its results of operations and financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived asset and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS No. 143 effective January 1, 2003, with earlier application encouraged. Implementation of SFAS No. 142 will not have a material effect on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company is required to adopt the provision of SFAS No. 144 effective January 1, 2002, with earlier application encouraged. Implementation of SFAS No. 142 will not have a material effect on the Company's results of operations or financial position.

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

The Company adopted SAB 101 in the fourth quarter of fiscal year 2000 and in accordance with APB Opinion No. 20 Accounting Changes and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements, results of operations for the first, second and third quarters of fiscal year 2000 were restated to reflect the new revenue recognition policy. The effect of the adoption of SAB 101 on retained earnings as of January 1, 2000 has been reflected as the cumulative effect of a change in accounting principle in the net income for the nine months ended September 30, 2000. The cumulative effect includes reversal of $442,000 and $413,000 related to revenues and costs of sales, respectively, recognized in prior periods.

Prior to September 30, 2000, the Company recognized product revenue upon shipment to the customers or customer-designated locations.

Upon adoption of SAB 101, the Company changed its revenue recognition policy to reflect the multi- element nature of its sales contracts. The Company's arrangement with its customers typically includes delivery of workstations and installation service, which are performed at a time subsequent to the shipment of the scanner. Based on the criteria included in SAB 101, the Company concluded that the undelivered portion of the contract is not essential to the functionality of the delivered equipment. The Company used the following indicators in its evaluation:

FORM 10-Q                         IMATRON INC.                SEPTEMBER 30, 2001
================================================================================

         o The equipment is a standard product and no significant customization is required upon installation;
         o Installation is primarily related to assembly and does not alter the equipment's capabilities;
         o The workstation and scanner installation service are available from other vendors.

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

At the time of shipment, the Company defers revenue related to the undelivered workstations and the scanner installation services until such goods and services are delivered. The deferred revenue from installation services is based on the fair value of the installation services established based on historical charge rates for similar services provided by the Company to the customers of its service business. The Company accrues for estimated scanner warranty cost upon scanner shipment. The Company bases deferred revenue related to the workstations on historical sales. Revenue from the sale of parts is recognized upon shipment. Revenue earned under maintenance contracts is recognized ratably over the service period.

Note 5 - INVENTORIES

Inventories were as follows:

                                                    September 30,   December 31,
                                                         2001          2000
                                                       -------        -------
                                                         (In thousands)
Purchased parts and sub-assemblies                     $ 7,324        $ 7,377
Service parts                                            3,420          2,588
Work-in-progress                                         7,874          6,209
Finished products                                        6,124          2,661
                                                       -------        -------
                                                       $24,742        $18,835
                                                       =======        =======


Note 6 - LINE OF CREDIT

On February 21, 2001, the Company was granted a $7,000,000 revolving line of credit by Silicon Valley Bank. Interest under the line of credit is computed based on the outstanding principal balance at a per annum rate of 1% over prime or 7.00% at September 30, 2001. The line of credit has a maturity date of February 21, 2002 and is secured by domestic receivables. Under the terms of the agreement, the Company is required to satisfy certain financial and operating covenants, which include a ratio of quick assets to current liabilities, net of deferred service revenue, of at least 1.00:1.00 and a ratio of total liabilities, net of subordinated debt and deferred service revenue, to tangible net worth plus subordinated debt of no more than 1.00:1.00. The Company is in compliance with the financial and operating covenants as of September 30, 2001. The fair value of the borrowings under the line of credit approximate their current value based on the current interest rate available to the Company. As of September 30, 2001, the outstanding amount under the agreement is $5,556,000.

FORM 10-Q                         IMATRON INC.                SEPTEMBER 30, 2001
================================================================================

Note 7 - NET INCOME PER SHARE

The Company computes and discloses its per share calculations in accordance with SFAS No. 128, "Earnings per share." Basic earnings per share is computed based on the weighted average number of common shares outstanding, and diluted earnings per share is computed based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. The calculation takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

Certain options and warrants in 2000 and 2001 have been excluded from the net income per share calculation as their exercise prices were greater than the underlying value of the Company's common stock. The computation of basic and diluted earnings per share for both continuing and discontinued operations for the three and nine month periods ended September 30, 2001 and 2000, are as follows:

                                                                       Three Months ended             Nine Months ended
                                                                          September 30,                   September 30,
                                                                      2001            2000            2001           2000
                                                                   ----------      ----------      ----------      ---------
                                                                       (In thousands, except per share amounts)
Income from continuing operations                                  $       47      $    1,623      $    3,131      $   3,188
                                                                   ==========      ==========      ==========      =========
Loss from discontinued operations                                  $     --        $      (58)     $     --        $    (364)
                                                                   ==========      ==========      ==========      =========
Net income                                                         $       47      $    1,565      $    3,131      $   2,824
                                                                   ==========      ==========      ==========      =========

Weighted average shares outstanding - basic                           105,099         104,414         104,996        102,458
                                                                   ==========      ==========      ==========      =========
Weighted average shares outstanding - diluted                         105,883         107,178         106,094        107,183
                                                                   ==========      ==========      ==========      =========

Basic and diluted income per share:
     Income from continuing operations                             $     0.00      $     0.02      $     0.03      $    0.03
                                                                   ==========      ==========      ==========      =========
     Loss from discontinued operations                             $     --        $     0.00      $     --        $    0.00
                                                                   ==========      ==========      ==========      =========
     Net income                                                    $     0.00      $     0.02      $     0.03      $    0.03
                                                                   ==========      ==========      ==========      =========

Antidilutive options and warrants not included in
calculation                                                            15,736          11,899          15,422          9,938
                                                                   ==========      ==========      ==========      =========

FORM 10-Q                         IMATRON INC.                SEPTEMBER 30, 2001
================================================================================

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

The following table summarizes the results of operations for the Company's two major continuing business segments for the nine-month periods ended September 30, (in thousands):


                                                                   Imatron            Caral         Eliminations       Consolidated
                                                                   -------            -----         ------------       ------------
2001:
Revenues from external customers                                   $54,131           $   555           $  --              $54,686
Intersegment revenues                                                 --               2,129            (2,129)              --
Total revenue                                                       54,131             2,684            (2,129)            54,686
Operating income                                                     3,271               208              (152)             3,327
Total assets as of September 30, 2001                               68,597             1,174              (564)            69,207

2000:
Revenues from external customers                                   $43,646           $   629           $  --              $44,275
Intersegment revenues                                                 --               1,526            (1,526)              --
Total revenue                                                       43,646             2,155            (1,526)            44,275
Operating income                                                     2,712               148              --                2,860
Total assets as of September 30, 2000                               46,661               859              (236)            47,284


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

FORM 10-Q                         IMATRON INC.                SEPTEMBER 30, 2001
================================================================================

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

In September 2001, General Electric Company, a New York corporation ("GE") and the Company entered into a Stock Option Agreement under which the Company granted to GE an option to purchase up to a number of newly issued shares of Imatron common stock that, immediately prior to issuance, would represent up to 19.9% of the then issued and outstanding shares of common stock at an exercise price of $1.89 per share, payable in cash (See Note 11).

Note 10 - RELATED PARTY TRANSACTIONS

In September 2001, the Company made an advance to Positron Corporation (Positron), in which the Company has a 14.5% equity interest (accounted for using the cost method), under a $2,000,000 credit facility. The financing bears an interest rate of 10% and is secured by all of Positron's assets. The loan is payable in installments through June 30, 2002, the maturity of the loan. In conjunction with the loan agreement, Positron issued the Company, a 5-year warrant to purchase 6,000,000 shares of Positron common stock at $0.30 per share. At September 30, 2001, the Company has advanced $1,500,000 under this credit facility, which is recorded within other receivables in current assets.

In June 2001, the Company sold a C-150 scanner to Imaging Technology Group (ITG) owned by the wife of Dr. Douglas Boyd, the Chairman of the Board and Chief Technology Officer for the Company. Currently, ITG owns 6 scanners, which are either under warranty or service contract provided by the Company. All scanners and services purchased from the Company have the same standard terms and conditions as the ones given to unrelated customers of the Company.

Dr. Douglas Boyd also serves as a director of AccuImage Diagnostics Corp. At September 30, 2001, the Company sold no products to AccuImage and purchased goods and services from AccuImage, primarily workstations and other peripherals, at competitive prices. Goods and services purchased from AccuImage as of September 30, 2001 represented less than two percent (2%) of goods and services purchased by the Company during that period.

Note 11 - PROPOSED MERGER WITH GENERAL ELECTRIC

On September 24, 2001, the Company and GE announced that they have entered into a definitive merger agreement (the "Merger Agreement"), which was unanimously approved by Imatron's board of directors. The Merger Agreement is subject to regulatory approval and approval by Imatron's shareholders. Under the terms of the Merger Agreement dated September 21, 2001, Imatron stockholders will receive the number of shares of GE common stock, par value $0.06 per share, determined by dividing $1.89 by the average GE share price calculated from the volume weighted average sales price per share of GE common stock on the New York Stock Exchange Tape during the ten consecutive trading days ending on the trading day which is five calendar days prior to the closing date of the merger. The transaction, which is expected to be tax-free to Imatron shareholders for United States federal income tax purposes, will be accounted for as a purchase. Subject to regulatory and stockholder approvals and customary closing conditions, the transaction is expected to close by December 31, 2001. The details of this transaction are discussed in Imatron's 8-K filed with the SEC on September 24, 2001.

FORM 10-Q                         IMATRON INC.                SEPTEMBER 30, 2001
================================================================================

Immediately prior to the execution of the Merger Agreement, in order to induce GE to enter into the Merger Agreement, GE and Imatron entered into a Stock Option Agreement, under which Imatron granted to GE an option to purchase up to a number of newly issued shares of Imatron common stock that, immediately prior to issuance, would represent up to 19.9% of the then issued and outstanding shares of common stock at an exercise price of $1.89 per share, payable in cash. In addition, GE and certain shareholders entered into a Shareholder Agreement which, among other terms, such shareholders agreed to vote their shares in favor of the Merger Agreement. The number of shares represents up to approximately 6.8% of Imatron Common Stock.

A complete description of the rights and terms of the agreements are set forth in the Stock Option Agreement and Shareholder Agreements, filed as Exhibit 99 to Imatron's 8-K filed with the SEC on September 24, 2001.

To compensate GE if the merger is not consummated, the merger agreement provides for termination fees plus reimbursement of actual expenses, up to a maximum fee reimbursement of $1.5 million, under a variety of circumstances. The termination fee, when added to any amounts received by GE pursuant to the stock option agreement between GE and Imatron in connection with Imatron's completion of a transaction with a party other than GE, shall not exceed a total of $11 million.

On September 21, 2001, Imatron and S. Lewis Meyer executed a separation agreement. Under this agreement, Mr. Meyer's employment with Imatron will terminate at the effective time of the merger. Mr. Meyer will be entitled to receive payments and debt forgiveness valued at approximately $626,950, but will not be entitled to receive any GE stock options in exchange for options he holds to purchase Imatron shares (which options will be cancelled at the effective time of the merger).

Since the signing of the merger agreement, two suits have been filed by shareholders of the Company against the Company and its directors seeking to enjoin the merger, and seeking monetary relief for alleged breaches of fiduciary duty by the board of directors of Imatron. In Kirby Hammond v. Imatron, Inc., Douglas P. Boyd, Allen M. Chozen, John L. Couch, William J. McDaniel, S. Lewis Meyer, Richard K. Myler, Terry Ross and Aldo J. Test, filed September 26, 2001 in the Superior Court of the State of California for the County of San Mateo, the plaintiff seeks to certify a class action suit alleging a breach of fiduciary duty, and seeking injunctive and monetary relief. In Alan Fisk, Jr.,
v. Imatron, Inc., Douglas P. Boyd, S. Lewis Meyer, Terry Ross, Allen M. Chozen, John L. Couch, Rear Admiral William J. McDaniel, M.D., Richard K. Myler and Aldo
J. Test, filed October 5, 2001, in the Superior Court of the State of California for the County of San Mateo, the plaintiff also seeks to certify a class action suit alleging a breach of fiduciary duty, and seeking injunctive relief. Imatron and its directors believe the suits are without merit and not in the best interests of the shareholders of Imatron, and intend to mount a vigorous defense against these claims.

FORM 10-Q                         IMATRON INC.                SEPTEMBER 30, 2001
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this document. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

Results of Operations:

        Three and nine month periods ended September 30, 2001 versus 2000

Total revenue. Total revenues for the three months ended September 30, 2001 of $16,905,000 decreased $578,000 or 3% compared to revenues of $17,483,000 for the same period in 2000. Total revenues for the nine months ended September 30, 2001 of $54,686,000 increased $10,411,000 or 24% compared to revenues of $44,275,000 for the same period in 2000.

Product sales. For the three months ended September 30, 2001, net product revenues decreased 4% to $14,558,000 from $15,227,000 due to shipment of 8 scanners compared to 9 for the same period in 2000. For the nine months ended September 30, 2001, net product revenues increased 24% to $47,360,000 from $38,316,000 due to shipment of 27 scanners compared to 24 for the same period in 2000. The increase in revenue was partially offset by an increase in deferred revenue related to certain undelivered workstations and peripherals, as well as installation services.

Service revenues. For the three months ended September 30, 2001, service revenues increased 11% to $2,239,000 from $2,012,000 for the same period in 2000 due to an increase in the number of service contracts maintained offset by a decrease in spare parts shipped. For the nine months ended September 30, 2001, service revenues increased 27% to $6,771,000 from $5,330,000 for the same period in 2000 due to an increase in the number of scanners under service contracts. The Company expects continued increase in its service contract revenues as more scanners are sold and related one-year warranty expires.

Other product sales. Other product sales represent revenues from Caral's machining and fabrication services. For the three months ended September 30, 2001, other product sales decreased 56% to $108,000 in 2001 from $244,000 for the same period in 2000. For the nine months ended September 30, 2001, other product sales decreased 12% to $555,000 in 2001 from $629,000 for the same period in 2000. The decrease during the periods was due to a decrease in orders from third-party customers.

Total cost of revenues. Total cost of revenues as a percent of revenues for the three months ended September 30, 2001 and 2000 remained unchanged at 59%. Total cost of revenues as a percent of revenues for the nine months ended September 30, 2001 was 57% as compared to 58% for the same period in 2000.

Cost of product revenues. For the three months ended September 30, 2001, product cost as a percent of product revenues decreased to 54% in 2001 from 56% for the same period in 2000. For the nine months ended September 30, 2001 and 2000, product cost as a percent of product revenues slightly decreased to 53% from 55%, respectively. The decrease in 2001 was due to an increase in scanner production resulting in a lower portion of the fixed manufacturing overhead being allocated to each scanner manufactured.

FORM 10-Q                         IMATRON INC.                SEPTEMBER 30, 2001
================================================================================

Cost of service revenues. For the three months ended September 30, 2001, cost of service revenues as a percent of service revenues increased to 93% as compared to 76% for the same period in 2000. For the nine months ended September 30, 2001, cost of service revenues increased 81% as compared to 77% for the same period in 2000. The increase in costs as a percent of service revenues in 2001 was due primarily to an increase in compensation costs.

Cost of other product revenues. For the three months ended September 30, 2001, other product cost of revenues as a percent of other product revenues increased to 113% in 2001 from 89% in 2000. For the nine months ended September 30, 2001, other product cost of revenues as a percent of other product revenues increased to 96% in 2001 from 93% in 2000. The increase in other product cost of revenues in 2001 was due to lower production resulting from decreased orders from external customers.

Operating expenses. For the three months ended September 30, 2001, operating expenses increased to $6,864,000, or 41% of revenues, compared to $5,637,000, or 32% of revenues for the same period in 2000. For the nine months ended September 30, 2001, operating expenses increased to $20,158,000, or 37% of revenues, compared to $15,746,000, or 36% of revenues, for the same period in 2000.

Research and development expenses. For the three months ended September 30, 2001, research and development expenses increased to $2,781,000, or 16% of revenues, compared to $2,455,000, or 14% of revenues for the same period in 2000. For the nine months ended September 30, 2001, research and development expenses increased to $8,186,000, or 15% of revenues, compared to $6,279,000, or 14% of revenues, for the same period in 2000. The increase in research and development expenses in 2001 as compared with 2000 was primarily due to increases in personnel compensation and material purchases for new product development programs. The Company remains committed to spending on research and development to develop technological enhancements for its EBT scanner and expand its applications.

Marketing and sales expenses. For the three months ended September 30, 2001, marketing and sales expenses increased to $2,546,000 or 15% of revenues, compared to $1,865,000, or 11% of revenues for the same period in 2000 due primarily to an increase in trade show expenses. For the nine months ended September 30, 2001, marketing and sales expenses increased to $7,796,000 or 14% of revenues, compared to $5,802,000, or 13% of revenues for the same period in 2000 due to increases in headcount, sales commissions, trade show expenses, and marketing materials.

Administrative expenses. For the three months ended September 30, 2001, administrative expenses increased to $1,503,000, or 9% of revenues, compared to $1,281,000, or 7% of revenues for the same period in 2000. For the nine months ended September 30, 2001, administrative expenses increased to $4,071,000, or 7% of revenues, compared to $3,558,000, or 8% of revenues for the same period in 2000 due to increases in compensation expenses and consulting fees related to the proposed merger with GE. Goodwill amortization for the three months and nine months ended September 30, 2001 was $34,000 and $105,000, respectively. Goodwill amortization for the three months and nine months ended September 30, 2000 was $36,000 and $107,000, respectively. The amortized portion of goodwill is related to the acquisition of Caral. Goodwill will no longer be amortized beginning January 2002, but instead tested for impairment at least annually.

Interest income and other expenses. Interest income during the three month and nine month periods ended September 30, 2001 was $23,000 and $142,000, respectively, compared to $84,000 and $372,000, respectively, for the same periods in 2000. The decrease in interest income was the result of lower cash balances and investments in interest-bearing securities. Interest expense during the three months and nine months ended September 30, 2001 was $82,000 and $196,000, respectively, compared to $4,000 and $17,000, respectively, for the same periods in 2000. The increase in interest expense was due to the interest incurred on the borrowings under the line of credit. Other income (expense) during the three months and nine months ended September 30, 2001 was $117,000 and $(71,000), respectively, compared to $(3,000) and $2,000, respectively, for the same periods in 2000. The change in other income (expense) was due to the fluctuations in foreign currency exchange rates on other receivables from Japan. The cumulative effect of a change in accounting principle amounting to $29,000 in 2000 was due to the adoption of Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements.

FORM 10-Q                         IMATRON INC.                SEPTEMBER 30, 2001
================================================================================

Provision for income taxes. The income tax provision for the three and nine-month periods ended September 30, 2001 is based on an estimated effective annual tax rate of 2.3%. The income tax provision represents primarily current state and federal alternative minimum income taxes after utilization of net operating loss carryforwards. At December 31, 2000, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $64,368,000 and $6,494,000, respectively. Additionally, the Company has research and development and alternative minimum tax credit carryforwards of approximately $1,868,000 at December 31, 2000. The net operating loss and the research and development tax credit carryforwards expire in various years from 2001 through 2020.

Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss and tax credit carry forwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

Loss from discontinued operations. Loss from discontinued operations was primarily due to a change in the accrual for expected losses resulting from scanner depreciation and interest expense on the scanner lease obligation. The sale of HeartScan was completed in November 2000.

Liquidity and Capital Resources:

At September 30, 2001, working capital increased to $37,902,000 compared to December 31, 2000 working capital of $31,987,000. The current ratio decreased to 2.5:1 at September 30, 2001 from 3.2:1 at December 31, 2000.

The Company's total assets increased to $69,207,000 at September 30, 2001 compared to December 31, 2000 total assets of 51,488,000. Cash used in continuing operations was $2,343,000 for nine months ended September 30, 2001 compared to $2,906,000 for the same period in 2000. Accounts receivable increased due to higher volume of scanner shipments and the lengthening of customer payment terms. The current economic conditions in the United States have had a perceptible effect on the ability of certain of Imatron's customers to complete their equipment financing requirements in a timely manner. The slow turnover of receivables resulted in an increase in accounts payable. The increase in inventory was due to delayed shipment of its scanners caused by the current economic uncertainty. At September 30, 2001, there were 8 scanners in finished goods compared to 3 at December 31, 2000. The increase in other accrued liabilities was due primarily to accrual of marketing expenses related to scanners sold.

In 2000, the major uses of cash were increases in receivables, inventory purchases and other accrued liabilities, and a reduction of accounts payable. The increases in receivables and inventory were due to longer payment terms and increased production levels, respectively, while the decrease in accounts payable resulted from accelerated payments to vendors. Other accrued liabilities increased due primarily to deposits received for scanner orders.

Cash provided by discontinued operations amounting to $1,028,000 for the nine month period ended September 30, 2000 relates to the cash balance transferred to Imatron. There were no transactions arising from discontinued operations during the quarter ended September 30, 2001 as the sale of discontinued operations was completed in November 2000.

The Company's investing activities for the nine months ended September 30, 2001 included purchases of marketable securities and equipment amounting to $523,000 and $1,742,000, respectively, and a $1,500,000 advance made to Positron, a related party, partially offset by maturities of marketable securities amounting to $984,000. The Company's investing activities for the same period in 2000 included purchases of marketable securities and equipment amounting to $2,523,000 and $1,369,000, respectively, offset by maturities of marketable securities amounting to $4,061,000.

Cash provided by financing activities was $8,174,000 for the nine month period ended September 30, 2001 as compared with $2,888,000 for the same period in 2000. In 2001, the Company's $7,000,000 line of credit was utilized with an outstanding balance, including accrued interest of $5,556,000 at the end of September 2001. Other significant sources of cash in financing activities were proceeds of $2,673,000 from issuance of common stock through private placements and exercises of the Company's stock option and employee stock purchase plans. In 2000, significant

FORM 10-Q                         IMATRON INC.                SEPTEMBER 30, 2001
================================================================================

sources of cash in financing activities were proceeds of $2,881,000 from issuance of common stock through private placements and exercises of the Company's stock option and employee stock purchase plans during the nine month period ended September 30, 2000.

The Company's liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although cash requirements will fluctuate based on timing and extent of these factors, management believes that cash, and cash equivalents existing at September 30, 2001, the estimated proceeds from ongoing sales of products and services, and the funds available under a line of credit with Silicon Valley Bank in 2001 will provide the Company with sufficient cash for operating activities and capital requirements through December 31, 2002.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In the past the Company has held investments consisting of interest bearing investment grade instruments consistent with the Company's investment portfolio. The Company has also entered into credit facilities and leasing arrangements. At September 30, 2001, the Company had money market mutual funds, certificates of deposit and commercial paper which mature in less than twelve months. Additionally, the Company maintained leases for other equipment that have been accounted for as capital leases with a total obligation of $187,000 as of September 30, 2001. The Company does not believe that it is subject to any material exposure to interest rate, foreign currency or other market risks.

FORM 10-Q                         IMATRON INC.                SEPTEMBER 30, 2001
================================================================================

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Since the signing of the merger agreement, two suits have been filed by shareholders of the Company against the Company and its directors seeking to enjoin the merger, and seeking monetary relief for alleged breaches of fiduciary duty by the board of directors of Imatron. In Kirby Hammond v. Imatron, Inc., Douglas P. Boyd, Allen M. Chozen, John
         L. Couch, William J. McDaniel, S. Lewis Meyer, Richard K. Myler, Terry Ross and Aldo J. Test, filed September 26, 2001 in the Superior Court of the State of California for the County of San Mateo, the plaintiff seeks to certify a class action suit alleging a breach of fiduciary duty, and seeking injunctive and monetary relief. In Alan Fisk, Jr., v. Imatron, Inc., Douglas P. Boyd, S. Lewis Meyer, Terry Ross, Allen M. Chozen, John L. Couch, Rear Admiral William J. McDaniel, M.D., Richard
         K. Myler and Aldo J. Test, filed October 5, 2001, in the Superior Court of the State of California for the County of San Mateo, the plaintiff also seeks to certify a class action suit alleging a breach of fiduciary duty, and seeking injunctive relief.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a vote of Security Holders

         Not applicable

Item 5.  Other Information

         On September 21, 2001, the Company and S. Lewis Meyer executed a separation agreement. Under this agreement, Mr. Meyer's employment with the Company will terminate at the effective time of the merger with GE.

Item 6.  Exhibits and Reports on Form 8-K Exhibits:

         (A) Exhibits

         10.1 Agreement and Plan of Merger dated September 21, 2001 between Registrant, General Electric Company and Ruby Merger Corp.*

         10.2 Stock Option Agreement dated September 21, 2001 between Registrant and General Electric Company.*

         10.3 General Release and Separation Agreement dated September 21, 2001 between Registrant and S. Lewis Meyer.**

         *Previously filed as an Exhibit to the Registrant's report on Form 8-K dated September 21, 2001.

FORM 10-Q                         IMATRON INC.                SEPTEMBER 30, 2001
================================================================================

         **Filed herewith.

         (b) Form 8-K Reports:

                  On September 24, 2001, we filed a report on Form 8-K announcing that we had entered into: (i) an Agreement and Plan of Merger with General Electric Company, a New York corporation ("GE") and Ruby Merger Corp., a New Jersey corporation; and (ii) a Stock Option Agreement with GE, both dated September 21, 2001.

FORM 10-Q                         IMATRON INC.                SEPTEMBER 30, 2001
================================================================================

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 2001


                                      IMATRON INC.
                                      (Registrant)


                                      ---------------------------------
                                      Frank Cahill
                                      Chief Financial Officer/
                                      Vice President - Finance &  Administration